Form 10-K
period 2009-12-31
Kids Germ Defense Corp.
filed 2010-02-16
CIK 1459764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2009

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from ________ to __________


                       Commission file number: 333-158721
                                               ----------


                             KIDS GERM DEFENSE CORP.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


                     FLORIDA                              26-4090511
                     -------                              ----------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)


             6279 BUCKINGHAM ST., SARASOTA, FL              34238
             ---------------------------------              -----
         (Address of principal executive offices)        (Zip Code)


       Registrant's telephone number, including area code: (941) 650-3850
                                                           --------------


Securities registered pursuant to Section 12(b) of the Act: None


Securities registered pursuant to section 12(g) of the Act:

                         Common Stock par value $0.0001
                         ------------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|                        Accelerated filer         |_|
Non-accelerated filer   |_|                        Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 11,900,000 common shares outstanding as of February 11,2010.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1.  Business ..........................................................   3

Item 1A. Risk Factors ......................................................   3

Item 1B. Unresolved Staff Comments .........................................   3

Item 2.  Properties ........................................................   3

Item 3.  Legal Proceedings .................................................   3

Item 4.  Submission of Matters to a Vote of Security Holders ...............   3


PART II

Item 5.  Market For Registrant's Common Equity and
         Related Stockholder Matters .......................................   4

Item 6.  Selected Financial Data ...........................................   5

Item 7.  Management's Discussion and Analysis or Plan of Operation .........   5

Item 8.  Financial Statements and Supplementary Data .......................   7

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ..............................................   7

Item 9A. Controls and Procedures ...........................................   7

Item 9B. Other Information .................................................   7


PART III

Item 10. Directors, Executive Officers, and Corporate Governance ...........   7

Item 11. Executive Compensation ............................................   9

Item 12. Security Ownership of Certain Beneficial Owners And Management ....  10

Item 13. Certain Relationships and Related Transactions and Director
         Independence ......................................................  11

Item 14. Principal Accountant Fees and Services ............................  11


PART IV

Item 15. Exhibits ..........................................................  12

Signatures .................................................................  12

ITEM 1.  BUSINESS
ITEM 1A. RISK FACTORS

Kids Germ Defense Corp. ("Kids Germ Defense Corp.") is a development stage company, incorporated in the State of Florida on January 16, 2009, to establish itself as a Manufacturing, Wholesale Marketing and Sales Company specializing in Germ Defense products for children 0 to 10 years of age.

The Company's office is located at 6279 Buckingham St., Sarasota, Florida 34238. Our telephone number is 941-650-3850. The business office is located at the home of Mark Nicholas, the Sole Officer and Director of the Company, at no charge.

Our Common Stock is quoted on the OTC Bulletin Board under the symbol "KGRM".

We have not generated any revenues to date and our activities have been limited. We concentrated our efforts in trying to secure financing during this very difficult economic environment.

As of the date hereof, we have not been successful in raising the funding necessary to proceed with our business plan for our existing business.

If we are unable to secure adequate capital to continue our business or complete a merger or acquisition, our shareholders will lose some or all of there investment and our business will likely fail.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Kids Germ Defense Corp. is located at 6279 Buckingham St., Sarasota, Florida 34238. Our telephone number is 941-650-3850. The business office is located at the home of Mark Nicholas, the Sole Officer and Director, at no charge. We believe our premise is adequate for our current time frame.

The Corporation does not own or have any investments in any properties.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No Director, Officer, or Affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such Director, Officer or Security Holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY and RELATED STOCKHOLDER MATTERS

Our Symbol is "KGRM" and is listed on the OTC Bulletin Board. Of the 11,900,000 shares of common stock outstanding as of December 31, 2009, 9,000,000 shares were owned by our Officer Mark Nicholas, and may only be resold in compliance with Rule 144 of the Securities Act of 1933 and are also subject to the volume and trading limitations of Rule 144 of the Act.

We have no outstanding options or warrants, or other securities convertible into common stock.

At December 31, 2009, there were 26 shareholders of record.

On December 9, 2009,we accepted subscription agreements that sold 2,900,000 common shares to 25 subscribers at an offering price of $ 0.01 per share. The offering price for the transactions was established on an arbitrary basis. These 2,900,000 common shares were subsequently registered under our S-1 Registration Statement made effective on December 8, 2009.

No underwriters were used, and no commissions or other remuneration was paid.

SALE OF REGISTERED SECURITIES AND USE OF PROCEEDS

None.

DESCRIPTION OF SECURITIES

COMMON STOCK

We are authorized to issue 100,000,000 common shares and 10,000,000 preferred Shares. On December 09 2009 there were 11,900,000 common shares outstanding. There are no warrants, options or convertible securities outstanding.

Island Stock Transfer 100 Second Avenue S. Suite 705S, St. Petersburg, FL 33701 is the Transfer Agent for the Corporation's Common Shares. Their telephone number is 727-289-0010 and there fax # is 727-289-0069.

RULES GOVERNING LOW-PRICE STOCKS THAT MAY AFFECT OUR SHAREHOLDERS' ABILITY TO RESELL SHARES OF OUR COMMON STOCK

Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. Our common stock is subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are securities with a price of less than $ 5.00 other than securities registered on certain national exchanges or quoted on the NASDAQ system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser's written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock. In addition, the penny stock regulations require the broker-dealer to deliver prior to any transaction involving the penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with the respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

DIVIDENDS

We have not declared any cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

None.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with the financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Our immediate priority is to either secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect. This is critical to insure our survival and to preserve our shareholder's investment in our common shares. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our Company will fail without further significant financing. We currently have $25,254 in cash.

Concurrent with our search for additional financing for our existing business, we are also actively seeking business opportunities with established business entities for the merger of a target business with our Company.

RESULTS OF OPERATIONS

Our Company posted losses of $62,634 from inception of the company January 16, 2009 to our year ended December 31, 2009. The principal components of our losses for fiscal 2009 were related to the preparation in filing of our registration statement, legal and audit fees.

LIQUIDITY AND CASH RESOURCES

From inception of the company January 16, 2009 to year ended December 31, 2009 we had cash of $25,254.

Because of a minimum amount of cash, and not being able to generate any revenue from our business we need to raise additional funds for the development of our business and to respond to unanticipated requirements or expenses, or to fund the identification, evaluation and combination or merger with a suitable business opportunity.

We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans and our business will then likely fail.

EMPLOYEES

Currently our only employee is our Sole Officer and Director Mark Nicholas who is not being compensated.

GOING CONCERN

We have historically incurred losses. Because of these historical losses, we will require additional working capital to develop our business plan. We do not anticipate that we will derive any revenues from operations unless and until we acquire funding or a new business opportunity. There can be no assurance that we can do so or that, even if we are successful in doing so, we will be able to operate profitably.

Due to the uncertainty of our ability to meet our business plan expenses and in there report on the annual financial statements for the year ended Dec. 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

There are no assurances that we will be able to obtain additional financing through private placements, public offerings and/or bank financings necessary to support our working capital requirements. As noted herein, we are pursing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned or perhaps even cease our operations.

We intend to raise additional working capital as and when we need it through private placements, public offerings and/or bank financing. We have historically raised working capital through the sale of equity securities but there can be no assurance that we will be able to continue to do so in this economic environment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item begin on Page F-1 of this Form 10-K, and include:

      o  the report of independent accountants . balance sheet as of Dec.31,2009

      o statements of operations, cash flows and stockholders' equity from the incorporation date January 16,2009 to December 31, 2009

      o  notes to the financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our sole Officer and Director, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our sole Officer and Director concluded that as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "EXCHANGE ACT") were not effective in ensuring that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness. Disclosure controls and procedures and other procedures that are designed to insure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls and procedures include, without limitation, controls and procedures designed to insure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS AND PROCEDURES

There were no changes in our internal controls over financial reporting, that occurred during the last fiscal quarter that have materially affected or are responsibly likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

All directors of our Company hold office until the next annual meeting of the stockholders or until there successors have been elected and qualified. The officers of our Company are appointed by our Board of Directors and hold office until there death, resignation or removal of office. Our directors and executive officers, there ages, positions held, and duration as such, are as follows:

                   Position held with
Name               the Company                  Age    Date Elected or Appointed
---------------    -------------------------    ---    -------------------------

Mark  Nicholas     Sole Officer and Director    40     January 16, 2009
                   Treasurer, CFO, Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of our Director and Sole Officer during at least the past five (5) years.*

Mr. Nicholas is the Founder of Kids Germ Defense Corp. and has served since inception. He has a B.A. Business Management degree Eckerd College St. Petersburg, FL. Graduated with Honors

Mr. Nicholas is currently devoting approximately 25 to 30 hours a week of his time to Kids Germ Defense Corp. and is planning to continue to do so during the next twelve (12) months of operation. He is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

* Incorporated by reference to our S-1 Registration Statement effective date Dec. 8, 2009 SEC File Number 333-158721.

COMMITTEES OF THE BOARD

We do not have an audit or compensation committee at this time.

AUDIT COMMITTEE FINANCIAL EXPERT

We currently do not have an audit committee financial expert, or an independent audit committee expert on our Board of Directors.

FAMILY RELATIONSHIPS

There are no family relationships

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Our Directors, Executive Officers and Control Persons have not been involved in any of the following events during the past five (5) years:

   1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time;

   2. Any conviction in a criminal proceeding or being subject to a pending criminal Proceeding (excluding traffic violations and other minor offenses);

   3. Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any Court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

   4. being found by a Court of competent jurisdiction (in a civil action) the Commission o or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

CONFLICT OF INTEREST

None of our Officers or Directors are subject to a conflict of interest.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3,4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities Exchange Commission regulations to furnish us with copies of all
Section 16 (a) reports they file.

To the best of our knowledge, our executive officers and directors filed their Form 3 and Form 4 reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

                                                                       ($)
                                                                       Earnings
                                                                       Change in
                                                        ($)            Pension
                                                        Compensation   Value and
Name and                              ($)      ($)      Non-Equity     Nonqualified   ($)
Principal            ($)      ($)     Awards   Awards   Incentive      Deferred       Compensation    ($)
Position      Year   Salary   Bonus   Stock    Option   Plan           Compensation   All other       Totals
---------     ----   ------   -----   ------   ------   ------------   ------------   -------------   ------
Mark          2009      0       0        0        0           0              0              0            0
Nicholas      2010      0       0        0        0           0              0              0            0
Sole Officer
And Director
Secretary
Treasurer

Since our date of incorporation to the date hereof, our executive officers have not received and are not accruing any compensation. The officers anticipate that they will not receive, accrue, earn, be paid or awarded any compensation during the first year of operations. We have not entered into any employment agreement or consulting agreement with or directors and executive officers.

DIRECTOR COMPENSATION TABLE

                                                       ($)
                                                       Change in
                                                       Pension
            ($)                         ($)            Value and
            Fees                        Non-Equity     Nonqualified
            Earned    ($)      ($)      Incentive      Deferred       ($)
            Paid in   Stock    Option   Plan           Compensation   All Other      ($)
Name        Cash      Awards   Awards   Compensation   Earnings       Compensation   Total
---------   -------   ------   ------   ------------   ------------   ------------   -----
Mark
Nicholas       0         0        0           0              0              0          0

All compensation received by the officers and directors has been disclosed.

OPTION/SAR GRANTS

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors

LONG-TERM INCENTIVE PLAN AWARDS

We do not have any long-term incentive plans

DIRECTORS COMPENSATION

We have no formal plan for compensating our directors for their services in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Since inception to the date hereof, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

The executive officers have not received any compensation since the date of incorporation of our Company, and we did not accrue any compensation. There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of Dec. 31, 2009 with respect to any person (including any "group", as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") who is known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each director, the executive officers of the Company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below,. such information, other than information with respect to the directors and officers of the Company is based on a review of statements filed, with the Securities and Exchange Commission (the "Commission") pursuant to Sections 13(d), 13(f), and 13(g) of the Exchange Act with respect to the Company's Common Stock as of Dec. 31, 2009, there were 11,900,000 shares of Common Stock outstanding.

The number of Common Stock beneficially owned by each person is determined under the rules of Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or share voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or his spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of Dec. 31, 2009 by each of the individual directors and executive officers and by all directors and executive officers as a group.

                                                   Amount and Nature   Percent
Title of                                           of Beneficial       of
Class      Name and Address of Beneficial Owner    Ownership           Class
--------   -------------------------------------   -----------------   ---------

Common     Mark Nicholas                               9,000,000         76.9%
           6279 Buckingham St.
           Sarasota, Florida 34238

Common     Directors and Officers as a group (1)       9,000,000         76.9%
________
   (1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission's Rule 13 (d) - 13 (d) (1)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or an affiliate of our Company, including any member of an immediate family, had or is to have a direct or indirect material interest.

On January 16, 2009, Mr. Mark Nicholas purchased 9,000,000 shares of our common stock for $ 0.000667 per share.

The shares continue to be subject to Rule 144 of the Securities Act of 1933.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2009 and for the reviews of the financial statements included in our Quarterly Reports during the fiscal year were $10,500 since the initial audit.

AUDIT RELATED FEES

We incurred nil fees to auditors for audit related fees during the fiscal year ended December 31, 2009.

TAX FEES

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended December 31, 2009.

ALL OTHER FEES

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal ended December 31, 2009.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

ITEM 15. EXHIBITS

Exhibit Index

  3.1    Articles of Incorporation *

  3.2    By-laws *

  31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Sole Officer and Director and Principal Executive, Financial and Accounting Officer

  32.1 Certification Pursuant to 18 U,S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Sole Officer and Director and Principal Executive, Financial and Accounting Officer.

  * Incorporated by reference to our S-1 Registration Statement effective date December 8, 2009 SEC File Number 333-158721


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on this day of , 2010.


                         KIDS GERM DEFENSE CORP.


Date: February 16, 2010           By: /s/ Mark Nicholas
                                      -----------------
                                  Name:  Mark Nicholas
                                  Title: President, CEO, Secretary, Treasurer
                                  and Director (Principal Executive, Financial
                                  and Accounting Officer)

SEALE AND BEERS, CPAS
PCAOB & CPAB REGISTERED AUDITORS
--------------------------------
www.sealebeers.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

TO THE BOARD OF DIRECTORS
KIDS GERM DEFENSE CORP.
(A DEVELOPMENT STAGE COMPANY)

We have audited the accompanying balance sheet of Kids Germ Defense Corp. (A Development Stage Company) as of December 31, 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2009 and from inception on January 16, 2009 through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kids Germ Defense Corp. (A Development Stage Company) as of December 31, 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2009 and from inception on January 16, 2009 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had a loss from operations of $62,634, an accumulated deficit of $62,634, working capital of ($28,134) and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ SEALE AND BEERS, CPAS

Seale and Beers, CPAs
Las Vegas, Nevada
February 2, 2010

                 50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                     Phone: (888)727-8251 Fax: (888)782-2351
                 -----------------------------------------------

                             Kids Germ Defense Corp.
                        (a development stage enterprise)
                                  BALANCE SHEET

                                December 31, 2009

ASSETS
Current assets:
  Cash .............................................................   $ 25,254
                                                                       --------
Total current assets ...............................................     25,254

    Total assets ...................................................   $ 25,254
                                                                       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable .................................................   $ 35,388
  Due to related party .............................................     18,000
                                                                       --------
Total current liabilities ..........................................     53,388

Stockholders' deficit:
  Preferred stock; $0.0001 par value; 10,000,000 shares
    authorized and 0 issued and outstanding ........................          -
  Common stock; $0.0001 par value; 100,000,000 shares
    authorized and 11,900,000 issued and outstanding, respectively .      1,190
  Additional paid-in capital .......................................     33,810
  Stock subscription receivable ....................................       (500)
  Deficit accumulated during development stage .....................    (62,634)
                                                                       --------
Total stockholders' deficit ........................................    (28,134)
                                                                       --------

    Total liabilities and stockholders' deficit ....................   $ 25,254
                                                                       ========

    The accompanying notes are an integral part of the financial statements.

                             Kids Germ Defense Corp.
                        (a development stage enterprise)
                             STATEMENT OF OPERATIONS

                                                        Period from January 16,
                                                        2009 (Date of Inception)
                                                       through December 31, 2009
                                                       -------------------------

Revenue ...............................................      $         -

Operating expenses:
   Legal expenses .....................................           42,970
   General & administrative expenses ..................           19,664
                                                             -----------

Loss from operations ..................................          (62,634)
                                                             -----------

Net loss before taxes .................................          (62,634)
Income tax expense ....................................                -
                                                             -----------

Net loss ..............................................          (62,634)
                                                             ===========

Net loss per share, basic & diluted ...................      $     (0.00)
                                                             ===========

Weighted average number of common shares,
   basic & diluted ....................................        9,182,808
                                                             ===========

    The accompanying notes are an integral part of the financial statements.

                                                   Kids Germ Defense Corp.
                                               (a development stage enterprise)
                                      STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                      For the period from January 16, 2009 (Date of Inception) through December 31, 2009
                                  Common Stock        Preferred Stock                                  Deficit
                             ----------------------   ---------------                                Accumulated
                                           Amount                       Additional       Stock         During
                                          Par Value                      Paid-in     Subscriptions   Development
                               Shares      $0.0001    Shares   Amount    Capital      Receivable        Stage        Total
                             ----------   ---------   ------   ------   ----------   -------------   -----------   ---------
Balance at Inception,
 January 16, 2009 ........            -   $       -        -   $    -   $        -   $          -    $        -    $       -

Issuance of common stock
 for cash ($0.0007,
 January 16, 2009) .......    9,000,000         900        -        -        5,100              -             -        6,000

Issuance of common stock
 for cash ($0.01,
 December 9, 2009) .......    2,900,000         290        -        -       28,710           (500)            -       28,500

Net loss for the period
 January 16, 2009 (Date
 of Inception) through
 December 31, 2009 .......            -           -        -        -            -              -       (62,634)     (62,634)
                             ----------   ---------   ------   ------   ----------   ------------    ----------    ---------

Balance, December 31, 2009   11,900,000       1,190        -        -       33,810           (500)      (62,634)   $ (28,134)
                             ==========   =========   ======   ======   ==========   ============    ==========    =========

                           The accompanying notes are an integral part of the financial statements.

                                                             F-4

                             Kids Germ Defense Corp.
                        (a development stage enterprise)
                             STATEMENT OF CASH FLOWS

                                                        Period from January 16,
                                                        2009 (Date of Inception)
                                                       through December 31, 2009
                                                       -------------------------

OPERATING ACTIVITIES:
  Net loss ............................................        $(62,634)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Increase in accounts payable ......................          35,388
                                                               --------
  Net cash used by operating activities ...............         (27,246)
                                                               --------

FINANCING ACTIVITIES:
  Proceeds from advances from stockholder .............          18,000
  Proceeds from sale of stock .........................          34,500
                                                               --------
  Net cash provided by financing activities ...........          52,500
                                                               --------

NET INCREASE IN CASH ..................................          25,254
Cash at beginning of period ...........................               -
                                                               --------
Cash at end of period .................................        $ 25,254
                                                               ========


SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes ............................        $      -
                                                               ========
Cash paid for interest ................................        $      -

SUPPLEMENT SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
Issuance of 50,000 shares of common stock
 for a stock subscription receivable ..................        $    500
                                                               ========

    The accompanying notes are an integral part of the financial statements.

                             Kids Germ Defense Corp.
                        (a development stage enterprise)
                        Notes to the Financial Statements
                                December 31, 2009

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Kids Germ Defense Corp. (the "Company") is a development stage enterprise that was incorporated in the state of Florida on January 16, 2009. To date, the Company's activities have been limited to raising capital, organizational matters and structuring its business plan. The corporate headquarters are located in Sarasota, Florida. The Company's planned line of business will be manufacture, wholesale, marketing and sales of germ defense products for children up to ten years of age.

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended December 31, 2009, the Company has had a net loss of $62,634. As of December 31, 2009, the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from loans from the executive officer and sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE  3. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The significant accounting policies followed are:

Accounting Basis

   In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of a) the results of operations for the period ended December 31, 2009 and b) the financial position at December 31, 2009 and c) the cash flows for the period ended December 31, 2009, have been made.

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

   The Company's financial instruments include cash and due to related party. The carrying amounts of cash and due to related party approximate their fair value, due to the short-term nature of these items.

Property and Equipment

   Property and equipment will be recorded at cost. Depreciation and amortization expense will be calculated using the straight-line and accelerated methods of accounting over the estimated useful lives of the assets. Currently, the Company does not have any property and equipment.

   Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. For the period ended December 31, 2009, the Company did not have any repairs and maintenance costs.

   The Company follows the financial accounting and reporting requirements for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The carrying values of long-lived assets will be periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset. At December 31, 2009, the Company did not have any assets that it considered impaired.

Revenue and Cost Recognition

   The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Advertising Costs

   The Company's policy regarding advertising is to expense advertising when incurred. The Company had incurred $35 in advertising expense for the period ended December 31, 2009.

Income Taxes

   Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings (Loss) Per Share

   As of December 31, 2009, the Company had no unrecognized tax benefits or related interest and penalties. We will include future interest and penalties associated with any unrecognized benefits within provision for income taxes on the Statements of Operations. We do not anticipate any unrecognized benefits in the next 12 months that would result in a material change to our financial position.

   Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At December 31, 2009, the Company did not have any potentially dilutive common shares.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

Below is a listing of the most recent accounting standards and their effect on the Company.

   In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities--Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures. This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments. This is effective for annual reporting periods ending on or after December 31, 2009. However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009. Early adoption is not permitted. The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

   In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

   In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

   In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

   In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

   In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below) In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

   In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

   In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

   In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (cod in ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

   In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

   In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

   In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) "Not-for-Profit
   Entities: Mergers and Acquisitions - including an amendment of FASB Statement No. 142" ("SFAS 164"). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition. SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 4   INCOME TAXES

Deferred taxes are recorded for all existing temporary differences in the Company's assets and liabilities for income tax and financial reporting purposes. Due to the valuation allowance for deferred tax assets, as noted below, there was no net deferred tax benefit or expense for the period ended December 31, 2009.

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended December 31, 2009.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

                                                                         2009
                                                                       --------
Tax expense (benefit) at U.S. statutory rate .....................     $(20,124)
State income tax expense (benefit), net of federal benefit .......       (3,445)
Change in valuation allowance ....................................       23,569
                                                                       --------
                                                                       $      -
                                                                       ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 are as follows:

Deferred tax assets (liability), noncurrent:
  Net operating loss .............................................       23,569
  Valuation allowance ............................................      (23,569)
                                                                       --------
                                                                       $      -
                                                                       ========

Since management of the Company believes that it is more likely than not that the net deferred tax assets will not provide future benefit, the Company has established a 100 percent valuation allowance on the net deferred tax assets as of December 31, 2009.

As of December 31, 2009, the Company had federal and state net operating loss carry-forwards totaling approximately $23,569 which begin expiring in 2024.

NOTE 5.  RELATED PARTY TRANSACTIONS

The due to related party of $18,000 consists of advances from the majority shareholder to assist the Company with its financial obligations. These advances are non-interest bearing, unsecured and due on demand.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

NOTE 6.  STOCKHOLDER'S DEFICIT

The Company's Board of Directors has authorized 100,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock, par value of $0.0001 to be issued in accordance with the terms and conditions as determined by the Board. The Preferred Stock ranks senior to the common stock as to dividends and liquidation.

On January 16, 2009, the Company issued 9,000,000 shares of common stock at $0.0007 per share for a total of $6,000.

On January 16, 2009, the Company authorized a Private Placement Offering of up to 3,000,000 shares of common stock at a price of $0.01 per share. The total amount raised in this financing was $29,000. As of December 31, 2009, the Company had issued 2,900,000 common shares and had received $28,500 in proceeds from the sale of its stock and a common stock payable in the amount of $500.

NOTE 7.  CONCENTRATIONS OF RISKS

Cash Balance
------------

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). The FDIC insures all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009. All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor.

NOTE 8.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 2, 2010, the date which the financial statements were available to be issued, and no such events have occurred.