Form 10-Q
period 2010-03-31
Topaz Resources, Inc.
filed 2010-05-18
CIK 1459764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31, 2010

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

           For the transition period from ____________ to ____________

                         Commission File No. 333-158721


                              TOPAZ RESOURCES, INC.
             (Exact name of Registrant as specified in its charter)

           Florida                                               26-4090511
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

                          1012 North Masch Branch Road
                                  P.O. Box 2057
                              Denton, TX 76207-2057
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (940) 243-7744

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer, large accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 84,100,000 shares of the Registrant's $0.0001 par value common stock outstanding as of May 14, 2010.

                              TOPAZ RESOURCES, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

Item 1.  Financial Statements                                                3

          Balance Sheets                                                     3
          March 31, 2010 (Unaudited) and December 31, 2009

          Statements of Operations                                           4
          Three months ended March 31, 2010 and 2009 (Unaudited)

          Statement of Stockholders' Deficit                                 5
          Three months ended March 31, 2010 (Unaudited)

          Statements of Cash Flows                                           6
          Three months ended March 31, 2010 and 2009 (Unaudited)

          Notes to Financial Statements (Unaudited)                          7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operation                                                 9

Item 3. Quantitative and Qualitative Disclosures About Market Risk          11

Item 4T. Controls and Procedures                                            11

Part II. Other Information

Item 1.  Legal Proceedings                                                  11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        12

Item 3.  Default Upon Senior Securities                                     12

Item 4.  Submission of Matters to a Vote of Security Holders                12

Item 5.  Other Information                                                  12

Item 6.  Exhibits                                                           12

Signatures                                                                  13

PART I--FINANCIAL INFORMATION

                              Topaz Resources, Inc.
                       (formerly Kids Germ Defense Corp.)
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                                             March 31,          December 31,
                                                                               2010                2009
                                                                             ---------           ---------
                                                                            (Unaudited)
ASSETS

Current assets:
  Cash                                                                       $ 199,974           $  25,254
                                                                             ---------           ---------
Total current assets                                                           199,974              25,254
                                                                             ---------           ---------

                                                                             $ 199,974           $  25,254
                                                                             =========           =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                           $   2,108           $  35,388
  Due to related party                                                              --              18,000
                                                                             ---------           ---------
Total current liabilities                                                        2,108              53,388
                                                                             ---------           ---------

Stockholders' equity:
  Preferred stock; $0.0001 par value; 10,000,000 shares authorized;
   none issued and outstanding                                                      --                  --
  Common stock; $0.0001 par value; 700,000,000 shares authorized;
   83,300,000 and 83,300,000 shares issued and outstanding at
   March 31, 2010 and December 31, 2009, respectively                            8,330               8,330
  Additional paid in capital                                                    64,877              26,670
  Stock subscription receivable                                                     --                (500)
  Common stock payable                                                         200,000                  --
  Accumulated deficit                                                          (75,341)            (62,634)
                                                                             ---------           ---------
Total stockholders' equity                                                     197,866             (28,134)
                                                                             ---------           ---------

                                                                             $ 199,974           $  25,254
                                                                             =========           =========

                 The accompanying notes are an integral part of
                      the condensed financial statements.

                              Topaz Resources, Inc.
                       (Formerly Kids Germ Defense Corp.)
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                Period               Period
                                                                            January 16, 2009     January 16, 2009
                                                                                (Date of             (Date of
                                                          Three Months         Inception)           Inception)
                                                             Ended              through              through
                                                            March 31,           March 31,            March 31,
                                                              2010                2009                 2010
                                                          ------------        ------------         ------------
Revenue                                                   $         --        $         --         $         --

Operating expenses:
  Legal and accounting expenses                                  8,363                 500               52,833
  General & administrative expenses                              4,344                 149               22,508
                                                          ------------        ------------         ------------

Loss from operations                                           (12,707)               (649)             (75,341)
                                                          ------------        ------------         ------------

Net loss before taxes                                          (12,707)               (649)             (75,341)

Income tax expense                                                  --                  --                   --
                                                          ------------        ------------         ------------

Net loss                                                  $    (12,707)       $       (649)        $    (75,341)
                                                          ============        ============         ============


Net loss per share                                        $      (0.00)       $      (0.00)
                                                          ============        ============

Weighted average number of common shares outstanding        83,300,000          63,000,000
                                                          ============        ============

                 The accompanying notes are an integral part of
                      the condensed financial statements.

                             Topaz Resources, Inc.
                       (Formerly Kids Germ Defense Corp.)
                          (A Development Stage Company)
                  Condensed Statements of Stockholders' Equity
                  For the Three Months Ended March 31, 2010 and
         For Each of the Years From January 16, 2009 (Date of Inception)
                             through March 31, 2010

                                   Common Stock         Preferred Stock                                         Deficit
                                -------------------   -----------------                                       Accumulated
                                            Amount                        Additional   Common      Stock        During
                                          Par Value                        Paid-In     Stock    Subscription  Development
                                Shares     $0.0001    Shares   Amount      Capital     Payable   Receivable      Stage       Total
                                ------     -------    ------   ------      -------     -------   ----------      -----       -----
Balance at Inception,
 January 16, 2009                    --    $   --     $   --   $   --      $    --    $     --     $   --     $       --   $     --
Issuance of common stock
 for cash ($0.0001,
 January 16, 2009)           63,000,000     6,300         --       --         (300)         --         --             --      6,000
Issuance of common stock
 for cash ($0.001,
 December 9, 2009)           20,300,000     2,030         --       --       26,970          --       (500)            --     28,500
Net loss for the period              --        --         --       --           --          --         --        (62,634)   (62,634)
                             ----------    ------     ------   ------      -------    --------     ------     ----------   --------

Balance, December 31, 2009   83,300,000     8,330         --       --       26,670          --       (500)       (62,634)   (28,134)

Payment on stock
 subscription receivables
 (January 14, 2010)
 (unaudited)                         --        --         --       --           --          --        500             --        500
Capital contribution from
 shareholders (February 16,
 2010) (unaudited)                   --        --         --       --       38,207          --         --             --     38,207
Issuance of common stock
 and warrants for cash
 ($0.25, March 26, 2010)
 (unaudited)                         --        --         --       --           --     200,000         --             --    200,000
Net loss for the three
 months ended March 31,
 2010 (unaudited)                    --        --         --       --           --          --         --        (12,707)   (12,707)
                             ----------    ------     ------   ------      -------    --------     ------     ----------   --------
Balance, March 31, 2009
 (unaudited)                 83,300,000    $8,330     $   --   $   --      $64,877    $200,000     $   --     $  (75,341)  $197,866
                             ==========    ======     ======   ======      =======    ========     ======     ==========   ========

                 The accompanying notes are an integral part of
                      the condensed financial statements.

                              Topaz Resources, Inc.
                       (Formerly Kids Germ Defense Corp.)
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows

                                                                              Period               Period
                                                                          January 16, 2009     January 16, 2009
                                                                              (Date of             (Date of
                                                        Three Months         Inception)           Inception)
                                                           Ended              through              through
                                                          March 31,           March 31,            March 31,
                                                            2010                2009                 2010
                                                          ---------           ---------           ---------
                                                         (unaudited)         (unaudited)         (unaudited)
OPERATING ACTIVITIES:
  Net loss                                                $ (12,707)          $    (649)          $ (75,341)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Contribution from stockholder                           38,207                  --              38,207
  Increase (decrease) in:
     Accounts payable                                       (33,280)                 --               2,108
                                                          ---------           ---------           ---------

       Net cash used by operating activities                 (7,780)               (649)            (35,026)
                                                          ---------           ---------           ---------

FINANCING ACTIVITIES:
  Proceeds from advances from stockholder                        --                  --              18,000
  Repayment of advances from stockholder                    (18,000)                 --             (18,000)
  Increase in common stock payable                          200,000                  --             200,000
  Proceeds from issuance of common stock                        500               6,000              35,000
                                                          ---------           ---------           ---------

       Net cash provided by financing activities            182,500               6,000             235,000
                                                          ---------           ---------           ---------

NET INCREASE IN CASH                                        174,720               5,351             199,974

CASH, BEGINNING OF PERIOD                                    25,254                  --                  --
                                                          ---------           ---------           ---------

CASH, END OF PERIOD                                       $ 199,974           $   5,351           $ 199,974
                                                          =========           =========           =========


                 The accompanying notes are an integral part of
                      the condensed financial statements.

                              Topaz Resources, Inc.
                       (Formerly Kids Germ Defense Corp.)
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                        Three Months Ended March 31, 2010
                                   (Unaudited)


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Kids Germ Defense Corp. (the "Company") is a development stage enterprise that was incorporated in the state of Florida on January 16, 2009. To date, the Company's activities have been limited to raising capital, organizational matters and structuring its business plan. The corporate headquarters are located in Denton, Texas. The Company is an independent oil and gas company focusing on production, acquisitions and developmental drilling opportunities within proven producing areas of North-Central-West Texas.

Effective April 16, 2010, the Company changed its name from Kids Germ Defense Corp. to Topaz Resources, Inc.

ACCOUNTING BASIS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the periods ended March 31, 2010 and 2009 and the Period January 16, 2009 (Date of Inception) through March 31, 2010, (b) the financial position at March 31, 2010 and December 31, 2009, and (c) cash flows for the periods ended March 31, 2010 and 2009, and the Period January 16, 2009 (Date of Inception) through March 31, 2010, have been made.

The unaudited condensed financial statements and notes are presented in accordance with SEC Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2009. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of those to be expected for the entire year.

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

NOTE 2. GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2010 and since inception through March 31, 2010, the Company has had a net loss of $12,707 and $75,341, respectively. As of March 31, 2010, the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from loans from the executive officer and sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

Management has reviewed all recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC since the last audited financial statements, and does not believe that they will have a material impact on the Company's present or future financial statements.

NOTE 4. STOCKHOLDER'S EQUITY TRANSACTIONS

The Company's Board of Directors has authorized 700,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock, par value of $0.0001 to be issued in accordance with the terms and conditions as determined by the Board. The Preferred Stock ranks senior to the common stock as to dividends and liquidation.

Effective April 16, 2010, the Company effected a forward stock split of the Company's common stock on a seven for one basis, such that its authorized shares of common stock has increased from 100,000,000 to 700,000,000.

On January 16, 2009, the Company issued 63,000,000 shares of common stock at $0.0001 per share for a total of $6,000.

On January 16, 2009, the Company authorized a Private Placement Offering of up to 21,000,000 shares of common stock at a price of $0.0014 per share. The total amount raised in this financing was $29,000. As of December 31, 2009, the Company had issued 20,300,000 common shares and had received $28,500 in cash proceeds, and $500 in a stock subscription receivable. As of March 31, 2010 the additional $500 had been received for the total of $29,000 from the sale of its stock.

NOTE 5. SUBSEQUENT EVENTS

Effective April 16, 2010, the Company changed its name from Kids Germ Defense Corp. to Topaz Resources, Inc. The Company also effected a forward stock split of the Company's common stock on a seven for one basis, such that its authorized shares of common stock has increased from 100,000,000 to 700,000,000.

Effective April 22, 2010, the Company and an investor signed a subscription agreement to purchase a total of 800,000 shares of the Company's common stock at $0.25 per share plus 30,000,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.50 per share for a total amount of $200,000. As of March 31, 2010, the Company has received the $200,000 subscription price and recorded a common stock payable for the 800,000 shares of common stock.

The warrants entitle the holder to purchase 30,000,000 shares of the Company's common stock, at any time, at an exercise price of $0.50 per share, either cash or cashless exercise is permitted as determined by the holder of the warrant. The warrants expire in 2015.

No other material subsequent events have occurred since March 31, 2010 that requires recognition or disclosure in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 16, 2010.

 THIS FILING, INCLUDING BUT NOT LIMITED TO "MANAGEMENT'S DISCUSSION AND ANALYSIS", CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED," "BELIEVE," "EXPECT," "PLAN," "INTEND," "SEEK," "ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD- LOOKING STATEMENTS AS A RESULT OF SEVERAL FACTORS, INCLUDING THE RISKS FACED BY US AS DESCRIBED BELOW AND ELSEWHERE IN THIS FORM 10-Q AS WELL AS IN OUR FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 16, 2010. IN LIGHT OF THESE RISKS AND UNCERTAINTIES THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q WILL OCCUR. WE HAVE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE, EXCEPT AS REQUIRED BY FEDERAL SECURITIES LAWS AND WE CAUTION YOU NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE MAY NOT UPDATE THESE FORWARD-LOOKING STATEMENTS, EVEN THOUGH OUR SITUATION MAY CHANGE IN THE FUTURE.

OVERVIEW

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

Our immediate priority is to either secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect. This is critical to insure our survival and to preserve our shareholder's investment in our common shares. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our Company will fail without further significant financing. We currently have $199,974 in cash.

Concurrent with our search for additional financing for our existing business, we are also actively seeking business opportunities with established business entities for the merger of a target business with our Company.

RESULTS OF OPERATIONS

Our Company posted losses of $75,341 from inception of the Company January 16, 2009 to our year ended March 31, 2010. The principal components of our losses for the three months ended March 31, 2010 were related to the preparation of our Annual Report, legal and audit fees. During the period from January 16, 2009 through March 31, 2009, the loss of $649 was primarily related to the start up expenses, legal and administrative fees.

LIQUIDITY AND CAPITAL RESOURCES

From inception of the company January 16, 2009 to year ended March 31, 2010 we had cash of $199,974. Because of a minimum amount of cash, and not being able to generate any revenue from our business we need to raise additional funds for the development of our business and to respond to unanticipated requirements or expenses, or to fund the identification, evaluation and combination or merger with a suitable business opportunity.

Effective April 22, 2010, the Company and an investor signed a subscription agreement to purchase a total of 800,000 shares of the Company's common stock at $0.25 per share plus 30,000,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.50 per share for a total amount of $200,000. As of March 31, 2010, the Company has received the $200,000 subscription price and recorded a common stock payable for the 800,000 shares of common stock.

We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans and our business will then likely fail.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2010, the Company incurred a net loss of $12,707 and has incurred significant losses since inception. As of March 31, 2010, the Company has an accumulated deficit of $75,341. The Company used $7,780 and $649 of cash from operations during 2010 and 2009, respectively, which was funded by proceeds from the sale of common stock. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital:

The Company's ability to continue as a going concern is highly dependent on our ability to obtain additional sources of cash flow sufficient to fund our working capital requirements. However, there can be no assurance that the Company will be successful in its efforts to secure such cash flow. Any failure by us to timely procure additional financing or investment adequate to fund our ongoing operations, including planned product development initiatives and commercialization efforts, will have material adverse consequences on our financial condition, results of operations and cash flows.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

ECONOMY AND INFLATION

Except as disclosed herein, we have not experienced any significant cancellation of orders due to the downturn in the economy and only a small number of customers requested delays in delivery or production of orders in process. Our management believes that inflation has not had a material effect on our results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. The Certifying Officers have concluded that the disclosure controls and procedures are effective at the "reasonable assurance" level. Under the supervision and with the participation of management, as of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Furthermore, the Certifying Officers concluded that our disclosure controls and procedures in place are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported on a timely basis in accordance with applicable Commission rules and regulations; and (ii) accumulated and communicated to our management, including our Certifying Officers and other persons that perform similar functions, if any, to allow us to make timely decisions regarding required disclosure in our periodic filings.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company's internal control over financial reporting occurred during the three months ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The status of our legal proceedings, as disclosed in our Annual Report remains unchanged.

The Company may be party to lawsuits from time to time arising in the ordinary course of its business. The Company provides for costs relating to these matters when a loss is probable and the amount is reasonably estimable. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effect depends on future results of operations and the amount and timing of the resolution of such matters.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2010, the Company did not issue any unregistered equity.

Effective April 22, 2010, the Company and an investor signed a subscription agreement to purchase a total of 800,000 shares of the Company's common stock at $0.25 per share plus 30,000,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.50 per share for a total amount of $200,000.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended March 31, 2010, the Company did not submit any matters to a vote of its security holders.

ITEM 5. OTHER INFORMATION

The Company does not have any other material information to report with respect to the three months ended March 31, 2010.

ITEM 6. EXHIBITS

No.                                Exhibit
---                                -------

3.1      Articles of Incorporation*

3.2      By Laws*

31.1 Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Incorporated by reference to the exhibits included with the Registration Statement on Form S-1, File No. 333-158721, as filed December 8, 2009.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPAZ RESOURCES, INC.
   (Registrant)


/s/ EDWARD J. MUNDEN                                         Dated: May 17, 2010
-------------------------------------------
Edward J. Munden
President and Chief Executive Officer
(Principal Executive Officer)
 Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)