Form 10-Q
period 2010-06-30
Topaz Resources, Inc.
filed 2010-08-16
CIK 1459764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2010

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

There were 84,100,000 shares of the Registrant's $0.0001 par value common stock outstanding as of August 13, 2010.

                              Topaz Resources, Inc.

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I. Financial Information

Item 1.  Financial Statements                                                  3

          Condensed Balance Sheets
          June 30, 2010 (Unaudited) and December 31, 2009                      3

          Condensed Statements of Operations
          Three and six months ended June 30, 2010 and 2009 (Unaudited)        4

          Condensed Statements of Stockholders' Deficit
          Six months ended June 30, 2010 (Unaudited)                           5

          Condensed Statements of Cash Flows
          Six months ended June 30, 2010 and 2009 (Unaudited)                  6

          Notes to Unaudited Condensed Financial Statements                    7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation                                                 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           12

Item 4T. Controls and Procedures                                              12

Part II. Other Information

Item 1.  Legal Proceedings                                                    12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          13

Item 3.  Default Upon Senior Securities                                       13

Item 4.  Submission of Matters to a Vote of Security Holders                  13

Item 5.  Other Information                                                    13

Item 6.  Exhibits                                                             13

Signatures                                                                    14

                        PART I -- FINANCIAL INFORMATION

                              Topaz Resources, Inc.
                       (formerly Kids Germ Defense Corp.)
                          (A Development Stage Company)
                            Condensed Balance Sheets
                                   (Unaudited)

                                                                             June 30,          December 31,
                                                                               2010               2009
                                                                             --------           --------
ASSETS

Current assets:
  Cash                                                                       $ 47,980           $ 25,254
  Due from related party                                                      150,000                 --
  Interest receivable, related party                                              361                 --
                                                                             --------           --------
Total current assets                                                          198,341             25,254
                                                                             --------           --------

TOTAL ASSETS                                                                 $198,341           $ 25,254
                                                                             ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                           $ 16,243           $ 35,388
  Due to related party                                                             --             18,000
                                                                             --------           --------
Total current liabilities                                                      16,243             53,388
                                                                             --------           --------

Stockholders' equity:
  Preferred stock; $0.0001 par value; 10,000,000 shares authorized;
   none issued and outstanding                                                     --                 --
  Common stock; $0.0001 par value; 700,000,000 shares authorized;
   84,100,000 and 83,300,000 shares issued and outstanding at
   June 30, 2010 and December 31, 2009, respectively                            8,410              8,330
  Additional paid in capital                                                  264,797             26,670
  Stock subscription receivable                                                    --               (500)
  Accumulated deficit during Development Stage                                (91,109)           (62,634)
                                                                             --------           --------
Total stockholders' equity                                                    182,098            (28,134)
                                                                             --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $198,341           $ 25,254
                                                                             ========           ========


                 The accompanying notes are an integral part of
                      the condensed financial statements.

                              Topaz Resources, Inc.
                       (Formerly Kids Germ Defense Corp.)
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                             Period                Period
                                                                                         January 16, 2009      January 16, 2009
                                             Three Months Ended           Six Months   (Date of Inception)   (Date of Inception)
                                                  June 30,                  Ended           through               through
                                        -----------------------------      June 30,         June 30,              June 30,
                                            2010             2009            2010             2009                  2010
                                        ------------     ------------    ------------     ------------          ------------
Revenue                                 $         --     $         --    $         --     $         --          $         --

Operating expenses:
  Legal and accounting expenses               13,596            6,313          21,959            6,813                66,429
  General and administrative expenses          2,533              828           6,877              976                25,041
                                        ------------     ------------    ------------     ------------          ------------

Loss from operations                         (16,129)          (7,141)        (28,836)          (7,789)              (91,470)

Net loss before taxes                        (16,129)          (7,141)        (28,836)          (7,789)              (91,470)

Other Income:
  Interest income                                361               --             361               --                   361
  Income tax expense                              --               --              --               --                    --
                                        ------------     ------------    ------------     ------------          ------------
Total Other Income                               361               --             361               --                   361


Net loss                                $    (15,768)    $     (7,141)   $    (28,475)    $     (7,789)         $    (91,109)
                                        ============     ============    ============     ============          ============

Net loss per share                      $      (0.00)    $      (0.00)   $      (0.00)    $      (0.00)
                                        ============     ============    ============     ============

Weighted average number of common
 shares outstanding                       83,906,593       63,000,000      83,604,972       63,000,000
                                        ============     ============    ============     ============


                 The accompanying notes are an integral part of
                      the condensed financial statements.

                              Topaz Resources, Inc.
                       (Formerly Kids Germ Defense Corp.)
                          (A Development Stage Company)
                  Condensed Statements of Stockholders' Equity
                   For the Six Months Ended June 30, 2010 and
         For Each of the Years From January 16, 2009 (Date of Inception)
                             through June 30, 2010
                                   (Unaudited)

                                         Common Stock         Preferred Stock                               Deficit
                                      -------------------   -----------------                             Accumulated
                                                  Amount                        Additional     Stock        During
                                                Par Value                        Paid-In    Subscription  Development
                                      Shares     $0.0001    Shares   Amount      Capital     Receivable      Stage       Total
                                      ------     -------    ------   ------      -------     ----------      -----       -----
Balance at Inception,
 January 16, 2009                            --   $    --       --   $   --     $     --       $   --      $     --     $     --

Issuance of common stock
 for cash ($0.000095,
 January 16, 2009)                   63,000,000     6,300       --       --         (300)          --            --        6,000

Issuance of common stock
 for cash ($0.0014,
 December 9, 2009)                   20,300,000     2,030       --       --       26,970         (500)           --       28,500

Net loss for the period                      --        --       --       --           --           --       (62,634)     (62,634)
                                     ----------   -------   ------   ------     --------       ------      --------     --------

Balance, December 31, 2009           83,300,000     8,330       --       --       26,670         (500)      (62,634)     (28,134)

Payment on stock subscription
 receivables (January 14, 2010)
 (unaudited)                                 --        --       --       --           --          500            --          500

Capital contribution from
 shareholders (February 16, 2010)
 (unaudited)                                 --        --       --       --       38,207           --            --       38,207

Issuance of common stock and
 warrants for cash ($0.25,
 March 26, 2010) (unaudited)            800,000        80       --       --      199,920           --            --      200,000

Net loss for the six months ended
 June 30, 2010 (unaudited)                   --        --       --       --           --           --       (28,475)     (28,475)
                                     ----------   -------   ------   ------     --------       ------      --------     --------

Balance, June 30, 2010 (unaudited)   84,100,000   $ 8,410       --   $   --     $264,797       $   --      $(91,109)    $182,098
                                     ==========   =======   ======   ======     ========       ======      ========     ========


                 The accompanying notes are an integral part of
                      the condensed financial statements.

                              Topaz Resources, Inc.
                       (Formerly Kids Germ Defense Corp.)
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                               Period                Period
                                                          For the          January 16, 2009      January 16, 2009
                                                         Six Months      (Date of Inception)   (Date of Inception)
                                                           Ended              through               through
                                                          June 30,            June 30,              June 30,
                                                            2010                2009                  2010
                                                         ---------           ---------             ---------
OPERATING ACTIVITIES:
  Net loss                                               $ (28,475)          $  (7,789)            $ (91,109)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Contribution from stockholder                          38,207                  --                38,207
     Increase in interest receivable                          (361)                 --                  (361)
  Increase (decrease) in:
     Accounts payable                                      (19,145)                 --                16,243
                                                         ---------           ---------             ---------

          Net cash used by operating activities             (9,774)             (7,789)              (37,020)
                                                         ---------           ---------             ---------
FINANCING ACTIVITIES:
  Proceeds from advances from stockholder                       --               2,000                18,000
  Repayment of advances from stockholder                   (18,000)                 --               (18,000)
  Increase in advances to related party                   (150,000)                 --              (150,000)
  Proceeds from issuance of common stock                   200,500               6,000               235,000
                                                         ---------           ---------             ---------
          Net cash provided by financing activities         32,500               8,000                85,000
                                                         ---------           ---------             ---------

NET INCREASE IN CASH                                        22,726                 211                47,980

CASH, BEGINNING OF PERIOD                                   25,254                  --                    --
                                                         ---------           ---------             ---------

CASH, END OF PERIOD                                      $  47,980           $     211             $  47,980
                                                         =========           =========             =========

SUPPLEMENT INFORMATION
  Cash paid for interest                                 $      --           $      --             $      --
                                                         =========           =========             =========
  Cash paid for taxes                                    $      --           $      --             $      --
                                                         =========           =========             =========

NON-CASH ACTIVITIES
  Stock issued for services                              $      --           $      --             $      --
                                                         =========           =========             =========
  Stock issued for accounts payable                      $      --           $      --             $      --
                                                         =========           =========             =========


                 The accompanying notes are an integral part of
                      the condensed financial statements.

                              Topaz Resources, Inc.
                       (Formerly Kids Germ Defense Corp.)
                          (A Development Stage Company)
            Notes to Unaudited Condensed Interim Financial Statements
                    Three and Six Months Ended June 30, 2010


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Topaz Resources, Inc. formerly Kids Germ Defense Corp. (the "Company") is a development stage enterprise that was incorporated in the state of Florida on January 16, 2009. To date, the Company's activities have been limited to raising capital, organizational matters and structuring its business plan. The corporate headquarters are located in Denton, Texas. The Company is an independent oil and gas company focusing on production, acquisitions and developmental drilling opportunities within proven producing areas of North-Central-West Texas.

Effective April 16, 2010, the Company changed its name from Kids Germ Defense Corp. to Topaz Resources, Inc.

ACCOUNTING BASIS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2010 and 2009 and the Period January 16, 2009 (Date of Inception) through June 30, 2010, (b) the financial position at June 30, 2010 and December 31, 2009, and (c) cash flows for the periods ended June 30, 2010 and 2009, and the Period January 16, 2009 (Date of Inception) through June 30, 2010, have been made.

The unaudited condensed financial statements and notes are presented in accordance with SEC Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2009. The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of those to be expected for the entire year.

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

NOTE 2. GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. For the three and six months ended June 30, 2010 and since inception through June 30, 2010, the Company has had a net loss of $15,768, $28,475 and $91,109, respectively. As of June 30, 2010, the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from loans from the executive officer and sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

Management has reviewed all recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC since the last audited financial statements, and does not believe that they will have a material impact on the Company's present or future financial statements.

NOTE 4. STOCKHOLDER'S EQUITY TRANSACTIONS

The Company's Board of Directors has authorized 700,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock, par value of $0.0001 to be issued in accordance with the terms and conditions as determined by the Board. The Preferred Stock ranks senior to the common stock as to dividends and liquidation. As of June 30, 2010, the Company has no preferred stock issued or outstanding.

On January 16, 2009, the Company issued 63,000,000 shares of common stock at $0.000095 per share for a total of $6,000.

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

The warrant entitles the holder to purchase 30,000,000 shares of the Company's common stock, at any time, at an exercise price of $0.50 per share, provided, however, that in no event shall the holder be entitled to exercise this warrant for a number of shares in excess of the number of shares which, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder and its affiliates to exceed 4.99% of the outstanding shares of common stock. The holder may exercise the warrant on either a cash or cashless exercise as determined by the holder of the warrant. The warrants expire in 2015.

                                                 Range of       Weighted Average
                                    Shares    Exercise Prices    Exercise Price
                                  ----------  ---------------    --------------
Outstanding at December 31, 2009           0
Warrants granted                  30,000,000      $0.50              $0.50
Warrants cancelled or expired              0
                                  ----------
Outstanding at June 30, 2010      30,000,000      $0.50              $0.50
                                  ==========

The value of each award is estimated at the grant date using the Black-Scholes option model with the following assumptions for awards granted during the six months ended June 30, 2010:

                                             Six Months Ended
                                              June 30, 2010
                                              -------------

Dividend rate                                         0%
Risk free interest rate                            2.57%
Expected term                                   5 years
Expected volatility                                 182%

The basis for the above assumptions are as follows: the dividend rate is based upon the Company's history of dividends; the risk-free interest rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term was calculated based on the Company's historical pattern of options granted and the period of time they are expected to be outstanding; and expected volatility was calculated by review of a peer company's historical activity.

As of June 30, 2010, the fair value of the 30,000,000 warrants was calculated to be $5,631,326 using the Black Scholes option model and the above assumptions. The cost of the warrant was treated as "share issue costs" resulting in the fair market value being debited and credited to Additional Paid in Capital, resulting in a null journal entry.

NOTE 5.  DUE FROM RELATED PARTY

On June 3, 2010 the Company advanced $150,000 to Dark Horse Operating Co., L.L.C. ("DHOC"), an affiliate of the Company, under a Promissory Note, which bears 3.50% interest per annum and is due on demand. This advance was made during the normal course of business and DHOC is to use these funds to pay for the drilling of a well, of which DHOC is the operator. As of June 30, 2010, $150,000 remains due and payable to the Company.

DHOC is the operator of the wells that are being acquired and/or drilled by the Company. DHOC was created in 2003-04 and is owned by Robert P. Lindsay and Rand Stinnett, minority shareholders and officers of the Company. Lindsay is also a director of the Company. There are three additional officers of the Company (Edward Munden, Bill Williamson and Bruce Benn) who have no interest in DHOC and can out vote Lindsay and Stinnett on any and all matters relating to DHOC, noting Lindsay and Stinnett are prevented from voting on any of the Company matters related to DHOC to prevent a possible conflict of interest.

NOTE 6. SUBSEQUENT EVENTS

No other material subsequent events have occurred since June 30, 2010 that requires recognition or disclosure in these financial statements.

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

Our immediate priority is to either secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect. This is critical to insure our survival and to preserve our shareholder's investment in our common shares. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our Company will fail without further significant financing. We currently have $47,980 in cash.

Concurrent with our search for additional financing for our existing business, we are also actively seeking business opportunities with established business entities for the merger of a target business with our Company.

RESULTS OF OPERATIONS

Our Company posted losses of $91,109 from inception of the Company, January 16, 2009, through June 30, 2010. The principal components of our losses for the three and six months ended June 30, 2010 were related to the preparation of our Annual and Quarterly Reports, legal and audit fees. During the period from January 16, 2009 through June 30, 2009, the loss of $7,789 was primarily related to the start up expenses, legal and administrative fees.

LIQUIDITY AND CAPITAL RESOURCES

From inception of the company January 16, 2009 through June 30, 2010 we had cash of $47,980. Because of a minimum amount of cash, and not being able to generate any revenue from our business we need to raise additional funds for the development of our business and to respond to unanticipated requirements or expenses, or to fund the identification, evaluation and combination or merger with a suitable business opportunity.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and six months ended June 30, 2010, the Company incurred a net loss of $15,768 and $28,475, respectively, and has incurred significant losses since inception. As of June 30, 2010, the Company has an accumulated deficit of $91,109. The Company used $9,774 and $7,789 of cash from operations during the six months ended June 30, 2010 and 2009, respectively, which was funded by proceeds from the sale of common stock. Financing activities provided $32,500 and $8,000 from the issuance of common stock and advanced from related parties, net of repayments, for the six months ended June 30, 2010 and 2009, respectively. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company's internal control over financial reporting occurred during the six months ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

During the three months ended June 30, 2010, the Company did not issue any unregistered equity.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended June 30, 2010, the Company did not submit any matters to a vote of its security holders.

ITEM 5. OTHER INFORMATION

The Company does not have any other material information to report with respect to the three months ended June 30, 2010.

ITEM 6. EXHIBITS

No.                                  Exhibit
---                                  -------

3.1      Articles of Incorporation*

3.2      By Laws*

31.1 Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Incorporated by reference to the exhibits included with the Registration Statement on Form S-1, File No. 333-158721, as filed December 8, 2009.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPAZ RESOURCES, INC.
   (Registrant)


/s/ EDWARD J. MUNDEN                                      Dated: August 16, 2010
-------------------------------------------
Edward J. Munden
President and Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)