Form 10-Q
period 2010-09-30
Topaz Resources, Inc.
filed 2010-11-19
CIK 1459764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended September 30, 2010

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

There were 507,600,000 shares of the Registrant's $0.0001 par value common stock outstanding as of November 16, 2010.

                             TOPAZ RESOURCES, INC.

                                     INDEX

                                                                        Page No.
                                                                        --------

Part I. Financial Information

Item 1.  Financial Statements                                                  3

     Condensed Balance Sheets
     September 30, 2010 (Unaudited) and December 31, 2009                      3

     Condensed Statements of Operations
     Three and nine months ended September 30, 2010 and 2009 (Unaudited)       4

     Condensed Statements of Stockholders' Deficit
     Nine months ended September 30, 2010 (Unaudited)                          5

     Condensed Statements of Cash Flows
     Nine months ended September 30, 2010 and 2009 (Unaudited)                 6

     Notes to Unaudited Condensed Financial Statements                         7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation                                             11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           13

Item 4T. Controls and Procedures                                              13

Part II. Other Information

Item 1.  Legal Proceedings                                                    13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          13

Item 3.  Default Upon Senior Securities                                       13

Item 4.  Submission of Matters to a Vote of Security Holders                  13

Item 5.  Other Information                                                    14

Item 6.  Exhibits                                                             14

Signatures                                                                    15

PART I--FINANCIAL INFORMATION

                              Topaz Resources, Inc.
                       (formerly Kids Germ Defense Corp.)
                          (A Development Stage Company)
                            Condensed Balance Sheets
                                   (Unaudited)

                                                                         September 30,        December 31,
                                                                             2010                 2009
                                                                          ----------           ----------
ASSETS

Current assets:
  Cash                                                                    $   80,414           $   25,254
  Note receivable, related party                                             186,678                   --
  Interest receivable, related party                                           2,123                   --
                                                                          ----------           ----------
Total current assets                                                         269,215               25,254
                                                                          ----------           ----------

TOTAL ASSETS                                                              $  269,215           $   25,254
                                                                          ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                        $    3,679           $   35,388
  Accounts payable-related party                                               2,451                   --
  Due to related party                                                            --               18,000
                                                                          ----------           ----------
Total current liabilities                                                      6,130               53,388
                                                                          ----------           ----------

Stockholders' equity:
  Preferred stock; $0.0001 par value; 10,000,000 shares authorized;
   none issued and outstanding                                                    --                   --
  Common stock; $0.0001 par value; 700,000,000 shares authorized;             50,460                8,330
   504,600,000 and 499,800,000 shares issued and outstanding at
   September 30, 2010 and December 31, 2009, respectively
  Common stock payable                                                       125,000                   --
  Additional paid in capital                                                 222,747               26,670
  Stock subscription receivable                                                   --                 (500)
  Accumulated deficit during Development Stage                              (135,122)             (62,634)
                                                                          ----------           ----------
Total stockholders' equity                                                   263,085              (28,134)
                                                                          ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  269,215           $   25,254
                                                                          ==========           ==========

                 The accompanying notes are an integral part of
                      the condensed financial statements.

                              Topaz Resources, Inc.
                       (Formerly Kids Germ Defense Corp.)
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                      Period                Period
                                                                                  January 16, 2009      January 16, 2009
                                      Three Months Ended           Nine Months  (Date of Inception)   (Date of Inception)
                                         September 30,               Ended           through               through
                                 -----------------------------    September 30,    September 30,         September 30,
                                     2010             2009            2010             2009                  2010
                                 ------------     ------------    ------------     ------------          ------------
Revenue                          $         --     $         --    $         --     $         --          $         --

Operating expenses:
  Professional fees expense            34,275           13,770          49,247           20,583                93,717
  Professional fees expense -
   related party                       10,038               --          17,025               --                17,025
  General and administrative
   expenses                             1,462              772           8,339            1,749                26,503
                                 ------------     ------------    ------------     ------------          ------------

Loss from operations                  (45,775)         (14,542)        (74,611)         (22,332)             (137,245)

Net loss before taxes                 (45,775)         (14,542)        (74,611)         (22,332)             (137,245)

Other Income:
  Interest income                       2,123               --           2,123               --                 2,123
  Income tax expense                       --               --              --               --                    --
                                 ------------     ------------    ------------     ------------          ------------
Total Other Income                      2,123               --           2,123               --                 2,123

Net loss                         $    (43,652)    $    (14,542)   $    (72,488)    $    (22,332)         $   (135,122)
                                 ============     ============    ============     ============          ============

Net loss per share               $      (0.00)    $      (0.00)   $      (0.00)    $      (0.00)
                                 ============     ============    ============     ============
Weighted average number of
 common shares outstanding        504,600,000      378,000,000     502,630,770      378,000,000
                                 ============     ============    ============     ============

                 The accompanying notes are an integral part of
                      the condensed financial statements.

                              Topaz Resources, Inc.
                       (Formerly Kids Germ Defense Corp.)
                          (A Development Stage Company)
                  Condensed Statements of Stockholders' Equity
                For the Nine Months Ended September 30, 2010 and
         For Each of the Years From January 16, 2009 (Date of Inception)
                           through September 30, 2010
                                   (Unaudited)

                                    Common Stock        Preferred Stock                                          Deficit
                                ----------------------  ---------------                                        Accumulated
                                              Amount                      Additional   Common       Stock        During
                                             Par Value                     Paid-In     Stock    Subscriptions  Development
                                 Shares       $0.0001   Shares   Amount    Capital     Payable    receivable      Stage      Total
                                 ------       -------   ------   ------    -------     -------    ----------      -----      -----
Balance at Inception,
 January 16, 2009                      --    $     --       --   $   --   $     --    $     --    $    --      $      --   $     --
Issuance of common stock
 for cash ($0.000095,
 January 16, 2009)            378,000,000      37,800       --       --    (31,800)         --         --             --      6,000
Issuance of common stock
 for cash ($0.0014,
 December 9, 2009)            121,800,000      12,180       --       --     16,820          --       (500)            --     28,500
Net loss for the period                --          --       --       --         --          --         --        (62,634)   (62,634)
                              -----------    --------   ------   ------   --------    --------    -------      ---------   --------

Balance, December 31, 2009    499,800,000      49,980       --       --    (14,980)         --       (500)       (62,634)   (28,134)

Payment on stock
 subscription receivables
 (January 14, 2010)
 (unaudited)                           --          --       --       --         --          --        500             --        500
Capital contribution
 from shareholders
 (February 16, 2010)
 (unaudited)                           --          --       --       --     38,207          --         --             --     38,207
Issuance of common stock
 and warrants for cash
 ($0.25, March 26, 2010)
 (unaudited)                    4,800,000         480       --       --    199,520          --         --             --    200,000
Payment received for common
 stock (unaudited)                     --          --       --       --         --     125,000         --             --    125,000
Net loss for the nine months
 ended September 30, 2010
 (unaudited)                           --          --       --       --         --          --         --        (72,488)   (72,488)
                              -----------    --------   ------   ------   --------    --------    -------      ---------   --------
Balance, September 30, 2010
(unaudited)                   504,600,000    $ 50,460       --   $   --   $222,747    $125,000    $    --      $(135,122)  $263,085
                              ===========    ========   ======   ======   ========    ========    =======      =========   ========


                 The accompanying notes are an integral part of
                      the condensed financial statements.

                              Topaz Resources, Inc.
                       (Formerly Kids Germ Defense Corp.)
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                             Period                Period
                                                        For the          January 16, 2009      January 16, 2009
                                                      Nine Months      (Date of Inception)   (Date of Inception)
                                                        Ended               through               through
                                                     September 30,        September 30,         September 30,
                                                         2010                 2009                  2010
                                                      ----------           ----------            ----------
OPERATING ACTIVITIES:
  Net loss                                            $  (72,488)          $  (22,332)           $ (135,122)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
     Contribution from stockholder                        38,207                   --                38,207
     Increase in interest receivable                      (2,123)                  --                (2,123)
  (Decrease) increase in:
     Accounts payable                                    (31,709)                  --                 3,679
     Accounts payable-related party                        2,451                   --                 2,451
                                                      ----------           ----------            ----------
        Net cash used by operating activities            (65,662)             (22,332)              (92,908)
                                                      ----------           ----------            ----------
FINANCING ACTIVITIES:
  Proceeds from advances from stockholder                     --               16,500                18,000
  Repayment of advances from stockholder                 (18,000)                  --               (18,000)
  Increase in notes receivable, related party           (348,403)                  --              (348,403)
  Decrease in notes receivable, related party            161,725                   --               161,725
  Increase in common stock payable                       125,000                   --               125,000
  Proceeds from issuance of common stock                 200,500                6,000               235,000
                                                      ----------           ----------            ----------
        Net cash provided by financing activities        120,822               22,500               173,322
                                                      ----------           ----------            ----------

NET INCREASE IN CASH                                      55,160                  168                80,414

CASH, BEGINNING OF PERIOD                                 25,254                   --                    --
                                                      ----------           ----------            ----------

CASH, END OF PERIOD                                   $   80,414           $      168            $   80,414
                                                      ==========           ==========            ==========

SUPPLEMENT INFORMATION
  Cash paid for interest                              $       --           $       --            $       --
                                                      ==========           ==========            ==========
  Cash paid for taxes                                 $       --           $       --            $       --
                                                      ==========           ==========            ==========
NON-CASH ACTIVITIES
  Stock issued for services                           $       --           $       --            $       --
                                                      ==========           ==========            ==========
  Stock issued for accounts payable                   $       --           $       --            $       --
                                                      ==========           ==========            ==========


                 The accompanying notes are an integral part of
                      the condensed financial statements.

                              Topaz Resources, Inc.
                       (Formerly Kids Germ Defense Corp.)
                          (A Development Stage Company)
            Notes to Unaudited Condensed Interim Financial Statements
                 Three and Nine Months Ended September 30, 2010


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

Effective April 16, 2010, the Company changed its name from Kids Germ Defense Corp. to Topaz Resources, Inc.

ACCOUNTING BASIS
In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2010 and 2009 and the Period January 16, 2009 (Date of Inception) through September 30, 2010, (b) the financial position at September 30, 2010 and December 31, 2009, and (c) cash flows for the periods ended September 30, 2010 and 2009, and the Period January 16, 2009 (Date of Inception) through September 30, 2010, have been made.

The unaudited condensed financial statements and notes are presented in accordance with SEC Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2009. The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of those to be expected for the entire year.

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

NOTE 2. GOING CONCERN

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. For the three and nine months ended September 30, 2010 and since inception through September 30, 2010, the Company has had a net loss of $43,652, $72,488 and $135,122, respectively. As of September 30, 2010, the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from loans from the executive officer and sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

Management has reviewed all recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC since the last audited financial statements, and does not believe that they will have a material impact on the Company's present or future financial statements.

NOTE 4. STOCKHOLDER'S EQUITY TRANSACTIONS

The Company's Board of Directors has authorized 700,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock, par value of $0.0001 to be issued in accordance with the terms and conditions as determined by the Board. The Preferred Stock ranks senior to the common stock as to dividends and liquidation. As of September 30, 2010, the Company has no preferred stock issued or outstanding.

On January 16, 2009, the Company issued 378,000,000 shares of common stock at $0.00001587 per share for a total of $6,000.

On January 16, 2009, the Company authorized a Private Placement Offering of up to 126,000,000 shares of common stock at a price of $0.000233 per share. The total amount raised in this financing was $29,000. As of December 31, 2009, the Company had issued 121,800,000 common shares and had received $28,500 in cash proceeds, and $500 in a stock subscription receivable. As of September 30, 2010 the additional $500 had been received for the total of $29,000 from the sale of its stock.

Effective April 16, 2010, the Company changed its name from Kids Germ Defense Corp. to Topaz Resources, Inc. The Company also effected a forward stock split of the Company's common stock on a seven for one basis, such that it's authorized shares of common stock has increased from 100,000,000 to 700,000,000. All shares of the Company's common stock have been adjusted to reflect the forward stock split.

The Financial Industry Regulatory Authority (FINRA) has approved the Company's share dividend of 5 additional shares of common stock for each share of common stock held by each shareholder of record as of the close of business November 12, 2010 with a payment date of November 15, 2010.

Effective April 22, 2010, the Company and an investor signed a subscription agreement to purchase a total of 4,800,000 shares of the Company's common stock at $0.04167 per share plus 180,000,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.0833 per share for a total amount of $200,000.

The warrant entitles the holder to purchase 180,000,000 shares of the Company's common stock, at any time, at an exercise price of $0.50833 per share, provided, however, that in no event shall the holder be entitled to exercise this warrant for a number of shares in excess of the number of shares which, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder and its affiliates to exceed 4.99% of the outstanding shares of common stock. The holder may exercise the warrant on either a cash or cashless exercise as determined by the holder of the warrant. The warrants expire in 2015.

                                                           Range of           Weighted Average
                                          Shares        Exercise Prices        Exercise Price
                                        ----------      ---------------        --------------
Outstanding at December 31, 2009                 0
Warrants granted                       180,000,000          $0.0833                $0.0833
Warrants cancelled or expired
                                       -----------
Outstanding at September 30, 2010      180,000,000          $0.0833                $0.0833
                                       ===========

The value of each award is estimated at the grant date using the Black-Scholes option model with the following assumptions for awards granted during the nine months ended September 30, 2010:

                                            Nine Months Ended
                                           September 30, 2010
                                           ------------------
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

As of September 30, 2010, the fair value of the 30,000,000 warrants was calculated to be $5,631,326 using the Black Scholes option model and the above assumptions. The cost of the warrant was treated as "share issue costs" resulting in the fair market value being debited and credited to Additional Paid in Capital, resulting in a null journal entry.

During August 2010, the Company and an investor signed a subscription agreement to purchase a total of 3,000,000 shares of the Company's common stock at $0.04167 per share for a total amount of $125,000, which has been recorded as Common Stock Payable in the accompanying balance sheet. The Company issued the 3,000,000 shares of common stock during November 2010.

NOTE 5. DUE FROM RELATED PARTY

On June 3, 2010 the Company advanced $150,000 to Dark Horse Operating Co., L.L.C. ("DHOC"), an affiliate of the Company, under a Promissory Note, which bears 3.50% interest per annum and is due on demand. This advance was made during the normal course of business and DHOC is to use these funds to pay for the drilling of a well, of which DHOC is the operator. As of September 30, 2010, the Company has advanced DHOC a total of $348,403, of which $186,678 remains due and payable to the Company.

DHOC is the operator of the wells that are being acquired and/or drilled by the Company. DHOC was created in 2003-04 and is owned by Robert P. Lindsay and Rand Stinnett, minority shareholders and officers of the Company. Lindsay is also a director of the Company. There are two additional officers of the Company (Edward Munden and Bill Williamson) who have no interest in DHOC and can out vote Lindsay and Stinnett on any and all matters relating to DHOC, noting Lindsay and Stinnett are prevented from voting on any of the Company matters related to DHOC to prevent a possible conflict of interest.

NOTE 6. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. There were no items that were considered potentially dilutive related to the fully diluted share calculation at September 30, 2010.

The following sets forth the computation of basic and diluted net earnings
(loss) per common share for three and nine months ended September 30, 2010 and the period January 16, 2009 through September 30, 2009:

                                                                     For the         For the Period
                                  For the Three Months Ended       Nine Months      January 16, 2009
                                        September 30,                 Ended             through
                                 -----------------------------     September 30,      September 30,
                                     2010             2009             2010               2009
                                 ------------     ------------     ------------       ------------
Numerator:
Net loss                         $    (43,652)    $    (14,542)    $    (72,488)      $    (22,332)
Less preferred stock
 dividend and accreted
 dividends                                 --               --               --                 --
                                 ------------     ------------     ------------       ------------
Net loss available to
 common stockholders             $    (43,652)    $    (14,542)    $    (72,488)      $    (22,332)
                                 ============     ============     ============       ============
Denominator:
Weighted average basic
 shares outstanding               504,600,000      378,000,000      502,630,770        378,000,000
Stock options                              --               --               --                 --
Warrants                                   --               --               --                 --
                                 ------------     ------------     ------------       ------------
Weighted average fully
 diluted shares
 outstanding                      504,600,000      378,000,000      502,630,770        378,000,000
                                 ============     ============     ============       ============
Net loss per common
   share--Basic and diluted      $      (0.00)    $      (0.00)    $      (0.00)      $      (0.00)
                                 ------------     ------------     ------------       ------------

NOTE 7. RELATED PARTY TRANSACTION

The Company has hired an individual consultant, who is the adult son of an officer of the Company, to provide title research services on an as needed basis. The Company recognized expense of approximately $10,000 for the three months ended September 30, 2010 and approximately $17,000 for the nine months ended September 30, 2010. At September 30, 2010, $2,451 was included in accounts payable-related party for amounts owed to this individual.

NOTE 8. SUBSEQUENT EVENTS

Subsequent to September 30, 2010, the Company entered into an agreement to purchase an oil and gas lease from Viejo Coyotes Energy, LLC for $16,000.

The Financial Industry Regulatory Authority (FINRA) has approved the Company's share dividend of 5 additional shares of common stock for each share of common stock held by each shareholder of record as of the close of business November 12, 2010 with a payment date of November 15, 2010.

No other material subsequent events have occurred since September 30, 2010 that requires recognition or disclosure in these financial statements.

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

Our immediate priority is to either secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect. This is critical to insure our survival and to preserve our shareholder's investment in our common shares. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our Company will fail without further significant financing. We currently have $80,414 in cash.

Concurrent with our search for additional financing for our existing business, we are also actively seeking business opportunities with established business entities for the merger of a target business with our Company.

RESULTS OF OPERATIONS

Our Company posted losses of $135,122 from inception of the Company, January 16, 2009, through September 30, 2010. The principal components of our losses for the three and nine months ended September 30, 2010 were related to the preparation of our Annual and Quarterly Reports, legal and audit fees. During the period from January 16, 2009 through September 30, 2009, the loss of $7,789 was primarily related to the start up expenses, legal and administrative fees.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010 we had cash on hand of $80,414. Because of a minimum amount of cash, and not being able to generate any revenue from our business we need to raise additional funds for the development of our business and to respond to unanticipated requirements or expenses, or to fund the identification, evaluation and combination or merger with a suitable business opportunity.

Effective April 22, 2010, the Company and an investor signed a subscription agreement to purchase a total of 4,800,000 shares of the Company's common stock at $0.04167 per share plus 180,000,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.0833 per share for a total amount of $200,000.

During August 2010, the Company and an investor signed a subscription agreement to purchase a total of 3,000,000 shares of the Company's common stock at $0.04167 per share for a total amount of $125,000, which has been recorded as Common Stock Payable in the accompanying balance sheet. The Company issued the 3,000,000 shares of common stock during November 2010.

The Financial Industry Regulatory Authority (FINRA) has approved the Company's share dividend of 5 additional shares of common stock for each share of common stock held by each shareholder of record as of the close of business November 12, 2010 with a payment date of November 15, 2010.

We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans and our business will then likely fail.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three and nine months ended September 30, 2010, the Company incurred a net loss of $43,652 and $72,488, respectively, and has incurred significant losses since inception. As of September 30, 2010, the Company has an accumulated deficit of $135,122. The Company used $65,662 and $22,332 of cash from operations during the nine months ended September 30, 2010 and 2009, respectively, which was funded by proceeds from the sale of common stock. Financing activities provided $120,822 and $22,500 from the issuance of common stock and advanced from related parties, net of repayments, for the nine months ended September 30, 2010 and 2009, respectively. There is no assurance that such financing will be available in the future. In view of these matters, there is substantial doubt that the Company will continue as a going concern. The Company is currently pursuing the following sources of short and long-term working capital.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company's internal control over financial reporting occurred during the nine months ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2010, the Company did not issue any unregistered equity.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended September 30, 2010, the Company did not submit any matters to a vote of its security holders.

ITEM 5. OTHER INFORMATION

The Company does not have any other material information to report with respect to the three months ended September 30, 2010.

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

TOPAZ RESOURCES, INC.
   (Registrant)


/s/ EDWARD J. MUNDEN                                    Dated: November 18, 2010
-------------------------------------------
Edward J. Munden
President and Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)