Form 10-K
period 2010-12-31
Topaz Resources, Inc.
filed 2011-04-15
CIK 1459764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from ____________ to _____________

                        Commission file number 333-158721

                              Topaz Resources, Inc.
                       (Formerly Kids Germ Defense Corp.)
             (Exact name of registrant as specified in its charter)

           Florida                                               26-4090511
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

1012 North Masch Branch Road, Denton, TX                         76207-2057
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (940) 243-1122

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                         Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] (not applicable)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $0.018 per share on December 31, 2010, as reported by the Over-the-Counter Bulletin Board was $ 9,147,450.

At April 8, 2011, the registrant had 518,175,000 outstanding shares of $0.001 par value common stock.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I
ITEM 1.     DESCRIPTION OF BUSINESS                                           4
ITEM 1A.    RISK FACTORS                                                      7
ITEM 2.     DESCRIPTION OF PROPERTIES                                        13
ITEM 3.     LEGAL PROCEEDINGS                                                14
ITEM 4.     REMOVED AND RESERVED                                             14

PART II
ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
            SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES              14
ITEM 6.     SELECTED FINANCIAL INFORMATION                                   17
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        17
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       23
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      24
            Balance Sheets as of December 31, 2010 and 2009                  26
            Statements of Operations for the Year ended December 31, 2010 and for the period from inception (January 16, 2010) to
             December 31, 2009                                               27
            Statements of Changes in Stockholders' Equity for the Year
             ended December 31, 2010 and for the period from inception
             (January 16, 2010) to December 31, 2009                         28
            Statements of Cash Flows for the Year ended December 31, 2010 and for the period from inception (January 16, 2010) to
             December 31, 2009                                               29
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                         41
ITEM 9A(T). CONTROLS AND PROCEDURES                                          41
ITEM 9B.    OTHER INFORMATION                                                42

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE           42
ITEM 11.    EXECUTIVE COMPENSATION                                           45
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS                                  45
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE                                                     46
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES                           48

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES                          49

GLOSSARY OF TERMS                                                            50

SIGNATURES                                                                   53

              CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, assumptions, estimates and projections for the future of our business and our industry and are not statements of historical fact. Words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar expressions identify forward-looking statements. Examples of forward-looking statements include statements about the following:

     *    our future operating results;
     *    our future capital expenditures
     *    our expansion and growth of operations; and

     * our future investments in and acquisitions of oil and natural gas properties.

We have based these forward-looking statements on assumptions and analyses made in light of our experience and our perception of historical trends, current conditions, and expected future developments. However, you should be aware that these forward-looking statements are only our predictions and we cannot guarantee any such outcomes. Future events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:

     *    general economic and business conditions;
     *    exposure to market risks in our financial instruments;
     *    fluctuation in worldwide prices and demand for oil and natural gas;
     * fluctuations in the levels of our oil and natural gas exploration and development activities;
     * our ability to find, acquire and develop oil and natural gas properties;
     *    risks associated with oil and natural gas;
     * competition for raw materials and customers in the oil and natural gas industry;
     * technological changes and developments in the oil and natural gas industry;
     * legislative and regulatory uncertainties, including proposed changes to federal tax law and climate change legislation, and potential environmental liabilities;
     *    our ability to continue as a going concern;
     *    our ability to secure additional capital to fund operations; and
     * other factors discussed elsewhere in this Form 10-K and in our other public filings, press releases, and discussions with Company management.

Should one or more of the risks or uncertainties described above or elsewhere in this Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We specifically undertake no obligation to publicly update or revise any information contained in a forward-looking statement or any forward-looking statement in its entirety, whether as a result of new information, future events, or otherwise, except as required by law.

All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION - OIL AND GAS OVERVIEW

Topaz Resources, Inc. and its wholly owned subsidiary Masch Branch Exploration LLC (referred to herein collectively or separately as "we," "our," "Topaz", or the "Company") is an independent oil and gas company focusing on production, acquisitions and developmental drilling opportunities within proven producing areas of north, central and west Texas.

Our objectives are to increase shareholder value, to enhance cash flows and to grow our proven reserve values by pursuing a balanced strategy of:

     * remaining focused in our area of operation within north, central and west Texas where our management team has exploration and operating experience in
     *    driving growth through internally generated projects;
     * exploiting and drilling our existing core properties to maximize reserve growth;
     * strategic reserve and leasehold acquisitions to supplement cash flow and to complement our drill-bit growth strategy; and
     * achieving operational control of our properties in order to manage our costs and development schedules.

Topaz is focused on a strategy of acquiring acreage and production within its area of operation and to enhance this acreage through drilling and well workovers. Topaz's objective is to increase and to enhance cash flows and to maximize the proven reserve values, with an eye towards a possible monetization via sale of Topaz assets or of individual properties.

Our focus is to pursue oil and gas drilling opportunities by teaming with smaller industry partners as a means of limiting our drilling risk. Prospects are generally brought to us by other oil and gas companies or individuals. We identify and evaluate prospective oil and gas properties to determine both the degree of risk and the commercial potential of the project. We seek projects that offer a mix of low risk with a potential of steady reliable revenue as well as projects with a higher risk, but that may also have a larger return. We strive to use modern technology to help us identify and develop potential oil and gas reservoirs and to mitigate our risk. We seek to maximize the value of our asset base by exploring and developing properties that have both production and reserve growth potential.

In some instances, we will seek to be operator of our oil and gas properties. As the operator, we are more directly in control of the timing, costs of drilling, completion and production operations on our projects.

Our corporate office is located at 1012 North Masch Branch Road, Denton, Texas 76207-3640. Our telephone number is (940) 243-1122.

COMPETITION

We compete with independent oil and gas companies for exploration prospects, property acquisitions and for the equipment and labor required to operate and develop these properties. Many of our competitors have substantially greater financial and other resources than we have. These competitors may be able to pay more for exploratory prospects and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can.

We conduct all of our drilling, exploration and production activities onshore in the United States. All of our oil and gas assets are located in the United States and all of our revenues are from sales to customers within the United States.

TITLE TO PROPERTIES

As is customary in the oil and natural gas industry, we search the title, and remedy material defects, if any, to undeveloped oil and natural gas leases at the time we acquire them. To the extent title opinions or other investigations reflect title defects, we (rather than the seller or lessor of the undeveloped property) may be obligated to cure any such title defects at our expense. If we are unable to remedy or cure any title defects, so that it would not be prudent for us to commence drilling operations on the property, we could suffer a loss of our entire investment in the property. We believe that we have good title to our oil and natural gas properties, some of which are subject to immaterial encumbrances, easements, and restrictions.

REGULATION

The exploration and development of oil and gas properties are subject to various types of federal, state and local laws and regulations. These laws and regulations govern a wide range of matters, including the drilling and spacing of wells, allowable rates of production, restoration of surface areas, plugging and abandonment of wells and specific requirements for the operation of wells. Failure to comply with such laws and regulations can result in substantial penalties.

Laws and regulations relating to our business frequently change so we are unable to predict the future cost or impact of complying with such laws. Future laws and regulations, including changes to existing laws and regulations, could adversely affect our business. These regulatory burdens generally do not affect us any differently than they affect other companies in our industry with similar types, quantities and locations of production.

OPERATIONAL HAZARDS AND INSURANCE

Our operations are subject to the usual hazards inherent to the drilling and production of oil and gas, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires and pollution and other environmental risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operation. In addition, the presence of unanticipated pressures or irregularities in formations, miscalculations, or accidents may cause our drilling activities to be unsuccessful and result in a total loss of our investment.

We do not currently maintain insurance to cover our operations. We are considering arranging appropriate insurance coverage during fiscal 2011, with policy limits and retention liability customary in the industry. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on our financial condition and results of operations. We cannot give any assurances that we will be able to arrange or maintain adequate insurance in the future at rates we consider reasonable.

EMPLOYEES AND CONSULTANTS

At December 31, 2010, we had no employees. We engage consultants on an as-needed basis for accounting, technical, oil field, geological, and administrative services. Since we have no employees there is no collective bargaining agreement. We may hire more employees in the next fiscal year as needed. All other services are currently contracted for with independent contractors. We have not obtained "key man" life insurance on any of our officers or directors.

RECENT DEVELOPMENTS

In April 2010, under the direction of new management and a new Board, the Company changed its name to Topaz Resources, Inc. and began to execute our oil and gas strategy.

In June, 2010, Topaz agreed to cooperate with Dark Horse Operating Co. L.L.C. ("DHOPCO") to drill a vertical Barnett Shale oil and natural gas well on one of the tracts within an approximately 1,187.75 acre lease in Montague County, Texas. DHOPCO acted as operator on behalf of Topaz. By the end of August the well had been successfully drilled, logged and cased. It is currently awaiting completion. DHOPCO is owned by two officers of Topaz and is therefore considered a related party to Topaz.

On September 21, 2010, RMJ, Inc. ("RMJ"), an independent energy company, agreed to purchase a 25% working interest in this recently drilled Barnett Shale oil and natural gas well and its surrounding unit acreage in Montague County. In November, 2010, RMJ, decided to expand its involvement when it purchased a 31.25% working interest in the remaining Montague County lease acreage.

In October 2010, Topaz acquired all the leasehold rights and equipment owned by Viejo Coyote Energy, LLC in a lease tract located in Wichita County, Texas. This acquisition included four oil wells that are capable of producing and all the related surface equipment. In November 2010 and later in January 2011, the Company completed two separate leasing transactions which consolidated and increased its leasehold acreage position for this project to approximately 600 contiguous acres, all located in Wichita County.

In January 2011, RMJ agreed to acquire a 25% working interest in our first well and the surrounding unit acres to be drilled on our Wichita County acreage.

In two separate transactions in January 2011 and February 2011, the Company completed the acquisition of an undivided 45.4% leasehold interest in a lease covering approximately 84 acres in Denton County, Texas plus a 45.4% working interest in a shut -in horizontal Barnett Shale natural gas well on that acreage. Also in these transactions, the Company became the operator of the property and is in a position to control the development program for the lease. In a previous transaction in October 2010, RMJ agreed to purchase a 22.7% working interest in this well and lease.

In March 2011, Polar Resources Corporation ("Polar") agreed to acquire an approximately 63% working interest in the Montague County Barnett Shale oil and natural gas well and to participating with the Company in drilling additional Barnett Shale oil and natural gas wells. Closing of this transaction requires an initial cash payment to the Company which as of April 12, 2011 has not been received by the Company.

In April 2011, the Company and DHOPCO executed an agreement which transfers to the Company all right and title of the Montague County Barnett Shale oil and natural gas well and all the leasehold rights in and to the lease acreage in Montague County.

LONG TERM SUCCESS

Our success depends on the successful acquisition, exploration and development of commercial grade oil and gas properties as well as the prevailing prices for oil and natural gas to generate future revenues and operating cash flow. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. The volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition. Such pricing factors are largely beyond our control, and may result in fluctuations in our earnings. We believe there are significant opportunities available to us in the oil and gas exploration and development industry.

AVAILABILITY OF SEC FILINGS

You may read and copy any materials we file with the U.S. Securities and Exchange Commission (the "SEC") at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

WEBSITE / AVAILABLE INFORMATION

Our website can be found at www.topazresourcesinc.com . Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the SEC, pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("the Exchange Act") can be accessed free of charge on our web site at www.topazresourcesinc.com in the "Investors" section of our web site under the "Filings" button as soon as is reasonably practicable after we electronically file such material with, or otherwise furnish it to, the SEC.

Information contained on or connected to our web site is not incorporated by reference into this Annual Report and should not be considered part of this report or any other filing that we make with the SEC.

ITEM 1A. RISK FACTORS

The following risk factors together with other information set forth in this Form 10-K, should be carefully considered by current and future investors in our securities. An investment in our securities involves substantial risks. If any of the following risks actually occur, our financial condition and our results of operations could be materially and adversely affected. Additional risks and uncertainties not presently known to us may also impair our business operations. In any such case, the trading price of our Common Stock could decline, and you could lose all, or a part, of your investment.

RISKS RELATING TO OUR BUSINESS AND THE OIL AND GAS INDUSTRY

WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN IN WHICH CASE OUR SECURITIES WILL HAVE LITTLE OR NO VALUE.

Our financial statements for the year ended December 31, 2010 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred net losses since inception which raises substantial doubt about our ability to continue as a going concern. In the event we are not able to continue operations, you will likely suffer a complete loss of your investment in our securities.

TO EXECUTE OUR BUSINESS PLAN WE WILL NEED TO DEVELOP CURRENT PROJECTS AND EXPAND OUR OPERATIONS REQUIRING SIGNIFICANT CAPITAL EXPENDITURES WHICH WE MAY BE UNABLE TO FUND.

We have a history of net losses and expect that our operating expenses will continue over the next 12 months as we continue to implement our business plan. Our business plan contemplates the development of our current exploration projects and the expansion of our business by identifying, acquiring, and developing additional oil and gas properties.

We need to rely on external sources of financing to meet the capital requirements associated with the development of our current properties and the expansion of our oil and gas operations. We plan to obtain the funding we need through debt and equity markets. There is no assurance that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms.
We may make offers to acquire oil and gas properties in the ordinary course of our business. If these offers are accepted, our capital needs will increase substantially. If we fail to obtain the funding that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties. In addition, without the necessary funding, we may default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil and gas property interests.

OUR FINANCIAL CONDITION WILL DETERIORATE IF WE ARE UNABLE TO RETAIN OUR INTERESTS IN OUR LEASED OIL AND GAS PROPERTIES.

All of our properties are held under interests in oil and gas mineral leases. If we fail to meet the specific requirements of each lease, the lease may be terminated or otherwise expire. We cannot be assured that we will be able to meet our obligations under each lease. The termination or expiration of our "working interests" (interests created by the execution of an oil and gas lease) relating to these leases would impair our financial condition and results of operations.

We will need significant additional funds to meet capital calls, drilling and other production costs in our effort to explore, produce, develop and sell the natural gas and oil produced by our leases. We may not be able to obtain any such additional funds on acceptable terms.

WE HAVE EXPERIENCED SIGNIFICANT OPERATING LOSSES IN THE PAST AND THERE CAN BE NO ASSURANCE THAT WE WILL BECOME PROFITABLE IN THE FUTURE.

We have reported a net loss of $92,182 for the year ended December 31, 2010, and we have an accumulated deficit through December 31, 2010 of $154,816. Without successful exploration and development of our properties your investment in the Company could become devalued or worthless.

WE MAY SEEK TO RAISE ADDITIONAL FUNDS IN THE FUTURE THROUGH DEBT FINANCING WHICH MAY IMPOSE OPERATIONAL RESTRICTIONS AND MAY FURTHER DILUTE EXISTING OWNERSHIP INTERESTS.

We expect to seek to raise additional capital in the future to help fund our acquisition, development, and production of oil and natural gas reserves. Debt financing, if available, may require restrictive covenants which may limit our operating flexibility. Future debt financing may also involve debt instruments that are convertible into or exercisable for Common Stock. The conversion of the debt to equity financing may dilute the equity position of our existing shareholders.

WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO BASE AN INVESTMENT DECISION.

We have a limited history of oil and gas production and have minimal proven reserves. To date, we have not yet generated a sustainable positive cash flow or earnings. We cannot provide any assurances that we will ever operate profitability. As a result of our limited operating history, we are more susceptible to business risks. These risks include unforeseen capital requirements, failure to establish business relationships, and competitive disadvantages against larger and more established companies.

WE MAY LOSE KEY MANAGEMENT PERSONNEL WHICH COULD ENDANGER THE FUTURE SUCCESS OF OUR OIL AND GAS OPERATIONS.

Our President and Chief Executive Officer, who is also acting as our interim chief financial officer, our Chief Operating Officer, two Vice-Presidents and two directors each have substantial experience in the oil and gas business. The loss of any of these individuals, could adversely affect our business. If one or more members of our management team dies, becomes disabled or voluntarily terminates employment with us, there is no assurance that a suitable or comparable substitute will be found.

THE OIL AND GAS BUSINESS IS HIGHLY COMPETITIVE, PLACING THE COMPANY AT AN OPERATING DISADVANTAGE.

We expect to be at a competitive disadvantage in (a) seeking to acquire suitable oil and or gas drilling prospects; (b) undertaking exploration and development; and (c) seeking additional financing. We base our preliminary decisions regarding the acquisition of oil and or gas prospects and undertaking of drilling ventures upon general and inferred geology and economic assumptions. This public information is also available to our competitors.

In addition, we compete with larger oil and gas companies with longer operating histories and greater financial resources than us. These larger competitors, by reason of their size and greater financial strength, can more easily:

     *    access capital markets;
     *    recruit more qualified personnel;
     * absorb the burden of any changes in laws and regulations in applicable jurisdictions;
     *    handle longer periods of reduced prices of oil and natural gas;
     *    acquire and evaluate larger volumes of critical information; and
     *    compete for industry-offered business ventures.

These disadvantages could create negative results for our business plan and future operations.

OIL AND GAS PRICES ARE VOLATILE. DECLINES IN COMMODITY PRICES HAVE ADVERSELY AFFECTED, AND IN THE FUTURE MAY ADVERSELY AFFECT, OUR FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS, CASH FLOWS, ACCESS TO THE CAPITAL MARKETS, AND ABILITY TO GROW.

Our revenues, operating results, liquidity, cash flows, profitability and value of proved reserves depend substantially upon the market prices of oil and natural gas. Product prices affect our cash flow available for capital expenditures and our ability to access funds through the capital markets. If commodity prices decline in the future, the decline could have adverse effects on our reserves and availability of funds.

The prices we receive for our oil and natural gas depend upon factors beyond our control, including among others:

     *    changes in the supply of and demand for oil and natural gas;
     *    market uncertainty;
     *    the level of consumer product demands;
     *    hurricanes and other weather conditions;
     *    domestic governmental regulations and taxes;
     *    the supply of foreign oil and natural gas;
     * political instability in the Middle East and other major oil and natural gas producing regions;
     *    actions by OPEC, the Organization of Petroleum Exporting Countries;
          and
     *    overall domestic and foreign economic conditions.

These factors make it very difficult to predict future commodity price movements with any certainty. Oil prices and natural gas prices do not necessarily fluctuate in direct relation to each other.

OUR ABILITY TO REACH AND MAINTAIN PROFITABLE OPERATING RESULTS IS DEPENDENT ON OUR ABILITY TO FIND, ACQUIRE, AND DEVELOP OIL AND GAS PROPERTIES.

In general, production from oil and natural gas properties declines over time as reserves are depleted, with the rate of decline depending on reservoir characteristics. At such time, if ever, that we start producing commercial quantities of oil and natural gas, our reserves will decline with production. Our future performance depends upon our ability to find, acquire, and develop oil and gas reserves that are economically recoverable. Without successful exploration and acquisition activities, we will not be able to develop reserves or generate production revenues to achieve and maintain profitable operating results. No assurance can be given that we will be able to find, acquire or develop these reserves on acceptable terms. We also cannot assure that commercial quantities of oil and gas deposits will be discovered that are sufficient to enable us to recover our exploration and development costs. Although certain management personnel have significant experience in the oil and gas industry, we have not yet established a history of locating and developing properties that have economically feasible oil and gas reserves.

SHORTAGE OF RIGS, EQUIPMENT, SUPPLIES AND PERSONNEL COULD DELAY OR OTHERWISE ADVERSELY AFFECT OUR COST OF OPERATIONS OR OUR ABILITY TO OPERATE ACCORDING TO OUR BUSINESS PLANS.

If drilling activity increases in Texas or the southern United States generally, a shortage of drilling and completion rigs, field equipment and qualified personnel could develop. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm our operating results.

OUR OIL AND GAS EXPLORATION AND PRODUCTION, AND RELATED ACTIVITIES ARE SUBJECT TO EXTENSIVE ENVIRONMENTAL REGULATIONS, AND TO LAWS THAT CAN GIVE RISE TO SUBSTANTIAL LIABILITIES FROM ENVIRONMENTAL CONTAMINATION.

Our operations are subject to extensive federal, state and local environmental laws and regulations, which impose limitations on the discharge of pollutants into the environment, establish standards for the management, treatment, storage, transportation and disposal of hazardous materials and of solid and hazardous wastes, and impose obligations to investigate and remediate contamination in certain circumstances. Liabilities to investigate or remediate contamination, as well as other liabilities concerning hazardous materials or contamination such as claims for personal injury or property damage, may arise at many locations, including properties in which we have an ownership interest but no operational control, properties we formerly owned or operated and sites where our wastes have been treated or disposed of, as well as at properties that we currently own or operate. Such liabilities may arise even where the contamination does not result from any noncompliance with applicable environmental laws. Under a number of environmental laws, such liabilities may also be joint and several, meaning that we could be held responsible for more than our share of the liability involved, or even the entire share. Environmental requirements generally have become more stringent in recent years, and compliance with those requirements more expensive.

We have incurred expenses in connection with environmental compliance, and we anticipate that we will continue to do so in the future. Failure to comply with extensive applicable environmental laws and regulations could result in significant civil or criminal penalties and remediation costs. Some of our properties may be affected by environmental contamination that may require investigation or remediation. In addition, claims are sometimes made or threatened against companies engaged in oil and gas exploration and production by owners of surface estates, adjoining properties or others alleging damage resulting from environmental contamination and other incidents of operation. Compliance with, and liabilities for remediation under, these laws and regulations, and liabilities concerning contamination or hazardous materials, may adversely affect our business, financial condition and results of operations.

WHEN WE MAKE THE DETERMINATION TO INVEST IN OIL OR GAS PROPERTIES WE RELY UPON GEOLOGICAL AND ENGINEERING ESTIMATES WHICH INVOLVE A HIGH LEVEL OF UNCERTAINTY.

Geologic and engineering data are used to determine the probability that a reservoir of oil or natural gas exists at a particular location. This data is also used to determine whether oil and natural gas are recoverable from a reservoir. Recoverability is ultimately subject to the accuracy of data including, but not limited to, geological characteristics of the reservoir, structure, reservoir fluid properties, the size and boundaries of the drainage area, reservoir pressure, and the anticipated rate of pressure depletion. Also the increasing costs of production operations may render some deposits uneconomic to extract.

The evaluation of these and other factors is based on available seismic data, computer modeling, well tests and information obtained from production of oil and natural gas from adjacent or similar properties. There is a high degree of risk in proving the existence and recoverability of reserves. Actual recoveries of proved reserves can differ materially from original estimates. Accordingly, reserve estimates may be subject to downward adjustment. Actual production, revenue and expenditures will likely vary from estimates, and such variances may be material.

TITLE DEFICIENCIES COULD RENDER OUR OIL AND GAS LEASES WORTHLESS; THUS DAMAGING THE FINANCIAL CONDITION OF OUR BUSINESS.

The existence of a material title deficiency can render a lease worthless, resulting in a large expense to our business. We rely upon the judgment of oil and gas lease brokers who perform the field work and examine records in the appropriate governmental office before attempting to place a specific mineral interest under lease. This is a customary practice in the oil and gas industry.

We anticipate that we, or the person or company acting as "operator" (the individual or company responsible for the exploration, exploitation and production of an oil or natural gas well or lease, usually pursuant to the terms of a joint operating agreement among the various parties owning the working interest in the well) on the properties that we lease, will examine title prior to any well being drilled. Even after taking these precautions, deficiencies in the marketability of the title to the leases may still arise. Such deficiencies may render some leases worthless, negatively impacting our financial condition.

IF WE AS OPERATORS, OR THE OPERATOR OF OUR OIL AND GAS PROJECTS FAIL TO MAINTAIN ADEQUATE INSURANCE, OUR BUSINESS COULD BE EXPOSED TO SIGNIFICANT LOSSES.

Our oil and gas projects are subject to risks inherent in the oil and gas industry. These risks involve explosions, uncontrollable flows of oil, gas or well fluids, pollution, fires, earthquakes and other environmental issues. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage. We currently do not maintain insurance coverage for operating hazards such as physical damage and nor do we have comprehensive general liability coverage. The occurrence of a significant event on any project against which we are not adequately covered by insurance could have a material adverse effect on our financial position.

In the projects in which we are not the operator, we require the operator to maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry. The occurrence of a significant adverse event on any of these projects if they are not fully covered by insurance could result in the loss of all or part of our investment. The loss of this project investment could have a material adverse effect on our financial condition and results of operations.

IN THE PAST, WE HAVE DISCLOSED MATERIAL WEAKNESS IN OUR INTERNAL CONTROLS AND PROCEDURES WHICH COULD ERODE INVESTOR CONFIDENCE, JEOPARDIZE OUR ABILITY TO OBTAIN INSURANCE AND LIMIT OUR ABILITY TO ATTRACT QUALIFIED PERSONS TO SERVE AT TOPAZ.

Our management evaluated our disclosure controls and procedures as of December 31, 2010 and concluded that as of that date, our disclosure controls were not effective. In addition, our management evaluated our internal controls over financial reporting as of December 31, 2010 and concluded that there were material weaknesses in our internal controls over financial reporting as of that date and that our internal controls over financial reporting were not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

We have not yet remediated these material weaknesses and we believe that our disclosure controls and procedures continue to be ineffective. Until these issues are corrected, our ability to report financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected and our financial reporting may continue to be unreliable, which could result in additional misinformation being disseminated to the public. Investors relying on this misinformation may make an uninformed investment decision.

Failure to comply with these rules regarding internal controls and procedures may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance. We may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on committees of our Board of Directors, or as executive officers.

RISKS RELATING TO OUR COMMON STOCK

THE MARKET PRICE OF OUR COMMON STOCK COULD BE VOLATILE, WHICH MAY CAUSE THE INVESTMENT VALUE OF OUR STOCK TO DECLINE.

Our Common Stock is quoted on the Over-the-Counter Bulletin Board (OTC.BB) market and on the OTC QB market under the symbol TOPZ.

The Bulletin Board market and the OTC QB market are characterized by low trading volume. Because of this limited liquidity, shareholders may be unable to sell their shares at or above the cost of their purchase prices. The trading price of our shares has experienced wide fluctuations and these shares may be subject to similar fluctuations in the future.

The trading price of our Common Stock may be affected by a number of factors including events described in these risk factors, as well as our operating results, financial condition, announcements of drilling activities, general conditions in the oil and gas exploration and development industry, and other events or factors.

In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our Common Stock. These fluctuations may have a negative effect on the market price of our Common Stock.

PRIVATELY PLACED ISSUANCES OF OUR COMMON STOCK, PREFERRED STOCK AND WARRANTS HAVE AND MAY CONTINUE TO DILUTE OWNERSHIP INTERESTS WHICH COULD HAVE AN ADVERSE EFFECT ON OUR STOCK PRICES.

Our authorized capital stock consists of 700,000,000 shares of Common Stock and 10,000,000 shares of preferred stock. As of April 8, 2011, there were 518,175,000 shares of Common Stock and no shares of Preferred stock outstanding.

In addition to the completed private placements, we may in the future issue additional previously authorized and unissued Common Stock. These events may result in the further dilution of the ownership interests of our present shareholders and purchasers of Common Stock offered in this prospectus.

Historically we have, and likely will continue to issue additional shares of our Common Stock in connection with the compensation of personnel, future acquisitions, private placements, or for other business purposes. Future issuances of substantial amounts of these equity securities could have a material adverse effect on the market price of our Common Stock, and would result in further dilution of existing stock ownership.

THE RESALE OF SHARES OFFERED IN PRIVATE PLACEMENTS COULD DEPRESS THE VALUE OF THE SHARES.

Shares of our Common Stock have been offered and sold in private placements at significant discounts to the trading price of the Common Stock at the time of the offering. Sales of substantial amounts of Common Stock eligible for future sale in the public market, or the availability of shares for sale, including shares issued upon exercise of outstanding warrants, could adversely affect the prevailing market price of our Common Stock and our ability to raise capital by an offering of equity securities.

PURSUANT TO SEC RULES OUR COMMON STOCK IS CLASSIFIED AS A "PENNY STOCK' INCREASING THE RISK OF INVESTMENT IN THESE SHARES.

Our Common Stock is designated as "penny stock" and thus may be more illiquid than shares traded on an exchange or on NASDAQ. Penny stocks generally are any non-NASDAQ or non-exchange listed equity securities with a price of less than $5.00, subject to certain exceptions.

The "penny stock" reporting and disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to these rules. The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker- dealers to sell these shares. In addition, the ability of purchasers in this offering to sell their stock in any secondary market could be adversely restricted.

THE FINANCIAL INDUSTRY REGULATORY AUTHORITY, OR FINRA, HAS ADOPTED SALES PRACTICE REQUIREMENTS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirement make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our common stock and have an adverse effect on the market for our shares.

PREFERRED STOCK MAY BE ISSUED WITH GREATER RIGHTS THAN THE COMMON STOCK ISSUED, WHICH MAY DILUTE AND DEPRESS THE INVESTMENT VALUE OF THE COMMON STOCK INVESTMENTS.

The Board of Directors has the power to issue shares without shareholder approval, and such shares can be issued with such rights, preferences, and limitations as may be determined by our Board of Directors.

The rights of the holders of Common Stock are subject to and may be adversely affected by the rights and preferences afforded to the holders of these preferred shares. The rights and preferences of the issued preferred shares could include:

     * conversion into Common Stock of the Company anytime the preferred stockholder may wish;
     * cumulative dividends in the amount of a percentage of the original purchase price per annum, payable on declaration by the board of directors;
     * the ability to vote together with the Common Stock of the Company with a number of votes equal to the number of shares of Common Stock to be issued on conversion of the preferred stock.

The issuance of these preferred shares could make it less likely that shareholders receive a premium for their shares of Common Stock as a result of any such attempt to acquire the Company. Further, this issuance could adversely affect the market price of, and the voting and other rights, of the holders of Common Stock as a result of any such attempt to acquire the Company. Further, this issuance could adversely affect the market price of, and the voting and other rights of, the holders of the outstanding shares of Common Stock.

WE DO NOT ANTICIPATE PAYING DIVIDENDS ON OUR COMMON STOCK WHICH COULD DEVALUE THE MARKET VALUE OF THESE SECURITIES.

We have not paid any cash dividends on our Common Stock since our inception. We do not anticipate paying cash dividends in the foreseeable future. Any dividends paid in the future will be at the complete discretion of our board of directors. For the foreseeable future, we anticipate that we will retain any revenues which we may generate from our operations. These retained revenues will be used to finance and develop the growth of the Company. Prospective investors should be aware that the absence of dividend payments could negatively affect the market value of our Common Stock.

OUR CORPORATE HISTORY

We were incorporated in Florida on January 16, 2009 as Kids Germ Defense Corp. as a manufacturing, wholesale, marketing and sales company specializing in germ defense products for children 0 to 10 years of age.

Effective April 16, 2010, we undertook a new business direction for the Company; that of an exploration and development company in the oil and gas industry. On April 16, 2010, to better reflect this new direction of the Company, our shareholders approved changing our name to Topaz Resources, Inc.

ITEM 2. DESCRIPTION OF PROPERTIES

During the past fiscal year, we were involved in acquiring and evaluating onshore oil and gas projects in north, central and west Texas. Since none of our properties contain proved reserves we have not filed any estimates of total, proved net oil or gas reserves with any federal agency for the fiscal year ended December 31, 2010. Throughout this Form 10-K, oil is shown in barrels ("Bbls"), and natural gas is shown in thousand cubic feet ("Mcf").

The following summarizes the Company's leasehold interest wells by county:

MONTAGUE COUNTY, TEXAS

In June, 2010, Topaz agreed to cooperate with DHOPCO to drill a vertical Barnett Shale oil and natural gas well on one of the tracts within an approximately 1,187.75 acre lease in Montague County, Texas. DHOPCO acted as operator on behalf of Topaz. In July and August the well was drilled to a total depth of 7,740 feet stopping at the top of the Viola formation. The electronic logs identified a 600 foot section of Barnett Shale which includes a solid 400 foot section in the Lower Barnett with porosity and permeability values that indicate potential productive capabilities. The logs also confirm potential productive characteristics from 6,775 feet to 6,785 feet, from 6,817 feet to 6,827 feet and from 6,881 feet to 6,888 feet in the shallower Conglomerate formation, supporting the oil and gas shows that were encountered during drilling through these depths. In addition, oil and gas shows during drilling and the logs indicate that we have encountered a potential productive Marble Falls zone at 6,980 feet to 7,160 feet. Based on these results, Topaz set casing and cemented as a vertical well through the Barnett Shale up to the shallower Conglomerate and Marble Falls zones. We currently are designing a completion program and are assessing the behind pipe production and reserve potential in the Marble Falls and Conglomerate formations.

Our strategy is to pursue oil and gas drilling opportunities by teaming with smaller industry partners as a means of limiting our drilling risk. As a result, on September 21, 2010, RMJ agreed to purchase a 25% working interest in this recently drilled Barnett Shale well and its surrounding unit acreage and in November, 2010 also purchased a 31.25% working interest in the entire Montague County lease acreage. In March 2011, Polar Resources Corporation ("Polar") agreed to acquire an approximately 63% working interest in the Montague County Barnett Shale oil and natural gas well and to participating with the Company in drilling additional Barnett Shale oil and natural gas wells. Closing of this transaction requires an initial cash payment to the Company which as of April 12, 2011 has not been received by the Company. If this transaction closes as anticipated, the Company will have established a funding partner for the ongoing drilling development of the Montague acreage.

In April 2011, the Company and DHOPCO executed an agreement which transfers to the Company all right, title and interest of DHOPCO in and to the Montague County Barnett Shale oil and natural gas well and all the lease acreage in Montague County.

DENTON COUNTY, TEXAS

In two separate transactions in January 2011 and February 2011, the Company completed the acquisition of an undivided 45.4% leasehold interest in a lease covering approximately 84 acres in Denton County, Texas plus a 45.4% working interest in a shut-in horizontal Barnett Shale natural gas well on that acreage. Also in these transactions, the Company became the operator of the property and is in a position to control the development program for the lease. In a previous transaction in October 2010, RMJ agreed to purchase a 22.7% working interest in this well and lease.

This well was originally drilled in 2005/2006 but was shut-in waiting for pipeline access to early 2008 when it was completed. The first reported production was in February 2008 at an initial rate of 3,000 Mcf per day. By July 2009 it had produced a total of 584,718 Mcf of natural gas. At that point it was shut-in as a result of a dispute and litigation between the landowner and the operator and majority working interest owner. All disputes and litigation are now resolved and with the acquisition of its interest, the Company is planning a work-over to bring the well back into production.

WICHITA COUNTY, TEXAS

Adding and developing oil properties in north and west Texas is a key part of our strategy to develop a balanced portfolio of oil and gas properties and to take advantage of the continuing high price of oil. In October 2010, Topaz acquired all the leasehold rights and equipment owned by Viejo Coyote Energy, LLC in a lease tract located in Wichita County, Texas. This acquisition included four oil wells capable of production, three wells not capable for production, two water injection wells and all the related surface equipment. In November 2010 and later in January 2010, the Company completed two separate leasing transactions which consolidated and increased our leasehold acreage position for this project to approximately 600 contiguous acres, all located in Wichita County.

An analysis of logs indicates that the lease acreage could contain as many as three potentially productive horizons at approximate depths of 500, 1,300 and 1,700 feet, with the majority of historical production coming from the shallower zone. The Company also anticipates that further exploration might also reveal deeper zone potential.

In January 2011, we drilled our first well to a total depth of 1,944 feet. RMJ agreed to acquire a 25% working interest in this well and the surrounding unit acres. This well is currently being completed and results are pending.

Topaz initially will concentrate on completing work-overs on the existing wells capable of production and performing remedial work on the existing surface equipment. We also plan to commence the engineering and geological work required to develop a program of drilling new wells, recompleting existing wellbores and deepening existing wellbores to test the productive potential of the other known productive horizons and to exploit the deeper formations.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company, nor any of our officers or directors is a party to any material legal proceeding or litigation, and such persons know of no material legal proceeding or contemplated or threatened litigation. There are no judgments against us or our officers or directors. None of our officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

ITEM 4. REMOVED AND RESERVED

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Our Common Stock is quoted in the over-the-counter market on the OTC Bulletin Board under the symbol "TOPZ". The following table shows the high and low closing sales prices for our Common Stock for the period from when the Common Stock started to trade on a public exchange. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The information is derived from information received from online stock quotation services.

                               OTC Bulletin Board

              Quarter Ending          High Closing       Low Closing
              --------------          ------------       -----------
            April 1 - 8, 2011             $0.015            $0.012
            March 31, 2011                $0.019            $0.008
            December 31, 2010             $0.169            $0.095
            September 30, 2010            $0.160            $0.050
            June 30, 2010                 $0.179            $0.033
            March 31, 2010                $0.050            $0.050

As of April 8, 2011, the Company had 27 shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

TRANSFER AGENT

The transfer agent for our Common Stock is Island Stock Transfer, 100 Second Avenue South, Suite 705, St. Petersburgh, FL 33701. Their web site address is: www.islandstocktransfer.com.

DIVIDEND POLICY

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

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

On January 16, 2009, the Company authorized a Private Placement Offering of up to 126,000,000 shares of common stock at a price of $0.000238 per share. The total amount raised in this financing was $29,000. As of December 31, 2009, the Company had issued 121,800,000 common shares and had received $28,500 in cash proceeds, and $500 in a stock subscription receivable. As of March 31, 2010 the additional $500 had been received for the total of $29,000 from the sale of its stock.

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

The warrant entitles the holder to purchase 180,000,000 shares of the Company's common stock, at any time, at an exercise price of $0.0833 per share, provided, however, that in no event shall the holder be entitled to exercise this warrant for a number of shares in excess of the number of shares which, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder and its affiliates to exceed 4.99% of the outstanding shares of common stock. The holder may exercise the warrant on either a cash or cashless exercise as determined by the holder of the warrant. The warrants expire in 2015.

During August 2010, the Company and an investor signed a subscription agreement to purchase a total of 3,000,000 shares of the Company's common stock at $0.04167 per share for a total amount of $125,000. The Company issued the 3,000,000 shares of common stock during November 2010.
On December 21, 2010, the Company issued 120,000 shares of common stock to a Company that assisted in the closing of a secured note payable. These shares were valued at the fair market value of $0.019 or $2,280 and are recorded as debt issue costs at December 31, 2010. The costs were included in interest expense.

On December 21, 2010 and in connection with the issuance of a secured note payable, the Company issued the lender 80,000 shares of common stock at the fair market value of $0.019 or $1,520. The amount is recorded as a discount on the related Note and will be amortized over the 6 month term and expensed as interest.

During the year ended December 31, 2010, the Company received marketing and advertising services valued at $15,000. In exchange for those services, the Company issued 375,000 shares of common stock at $0.04 per share.

On January 12, 2011, we issued 5,000,000 shares of Common Stock to an accredited investor as part of the purchase price for the acquisition of a lease for 84 acres in the Barnett Shale field in Denton County, Texas plus a 45.4% working interest in a horizontal Barnett gas well on that acreage.

On March 1, 2011, we issued 5,000,000 shares of Common Stock to an accredited investor as part of the purchase price to become the managing director of a limited partnership that operates a horizontal Barnett gas well.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The Company has no qualified or nonqualified stock option plans and has no outstanding stock options.

COMMON STOCK

The Company is authorized to issue 700,000,000 shares of Common Stock with a par value of $0.0001 of which 518,175,000 shares were issued and outstanding as of April 8, 2011. In comparison, at December 31, 2009, a total of 428,400,000 shares were issued and outstanding. This increase of 89,600,000 shares was primarily due to the private placements of shares of Common Stock more fully described in the preceding section.

All shares of Common Stock are equal to each other with respect to voting, liquidation, dividend and other rights. Owners of shares of Common Stock are entitled to one vote for each share of Common Stock owned at any shareholders' meeting. Holders of shares of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore; and upon liquidation, are entitled to participate pro rata in a distribution of assets available for such a distribution to shareholders.

There are no conversion, pre-emptive, or other subscription rights or privileges with respect to any shares of our Common Stock. Our stock does not have cumulative voting rights, which means that the holders of more than 50% of the shares voting in an election of directors may elect all of the directors if they choose to do so. In such event, the holders of the remaining shares aggregating less than 50% would not be able to elect any directors.

PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of Preferred Stock with a par value of $0.0001. Our Preferred Stock may be entitled to preference over the Common Stock with respect to the distribution of assets of the Company in the event of liquidation, dissolution, or winding-up of the Company, whether voluntarily or involuntarily, or in the event of any other distribution of assets of the Company among its shareholders for the purpose of winding-up its affairs. The authorized but unissued shares of Preferred Stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors. The directors in their sole discretion shall have the power to determine the relative powers, preferences, and rights of each series of Preferred Stock.

As of April 8, 2011 there were no shares of Preferred Stock issued.

ITEM 6. SELECTED FINANCIAL INFORMATION

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following management's discussion and analysis ("MD&A") is management's assessment of the historical financial and operating results of the Company during the period covered by the financial statements. This MD&A should be read in conjunction with the audited financial statements and the related notes and other information included elsewhere in this Form 10-K.

SAFE HARBOR PROVISION

Certain statements contained in our Management's Discussion and Analysis of Financial Condition or Plan of Operation are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this MD&A report, including statements regarding our current expectations and projections about future results, intentions, plans and beliefs, business strategy, performance, prospects and opportunities, are inherently uncertain and are forward-looking statements. To understand more about forward looking statements, please refer to the section labelled "Cautionary Statement About Forward-Looking Statements" at the beginning of this Form 10-K.

INTRODUCTION AND OVERVIEW

On April 16, 2010 the Company changed its plan of operations from developing health and safety products to an independent oil and gas company focusing on production, acquisitions and developmental drilling opportunities within proven producing areas of north, central and west Texas. As such, the results of operations for the year ended December 31, 2010, are not comparable to the results of operations for the period from inception (January 16, 2009) to December 31, 2009, nor are the assets, liabilities and stockholders' equity at December 31, 2010 comparable to the assets, liabilities and stockholders' equity at December 31, 2009.

We are an independent oil and natural gas exploration, development and production company. Our basic business model is to increase shareholder value by finding and developing oil and gas reserves through exploration and development activities, and selling the production from those reserves at a profit. To be successful, we must, over time, be able to find oil and gas reserves and then sell the resulting production at a price that is sufficient to cover our finding costs, operating expenses, administrative costs and interest expense, plus offer us a return on our capital investment.

We have a limited operating history and minimal proven reserves, production and cash flow. To date, we have had limited revenues and have not been able to generate sustainable positive earnings. Our management cannot provide any assurances that the Company will ever operate profitably. As a result of our limited operating history, we are more susceptible to the numerous business, investment and industry risks that have been described in Item 1A. Risk Factors of this Form 10-K.

Our longer-term success depends on, among many other factors, the acquisition and drilling of commercial grade oil and gas properties and on the prevailing sales prices for oil and natural gas along with associated operating expenses. The volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition.

Our operations are focused on identifying and evaluating prospective oil and gas properties and funding projects that we believe have the potential to produce oil or gas in commercial quantities. We currently have projects and properties in Montague, Denton and Wichita Counties in Texas.

RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE PERIOD FROM INCEPTION (JANUARY 16, 2009) TO DECEMBER 31, 2009

The following table presents a summary of our results of operations. It should be read in conjunction with our audited financial statements for the year ended December 31, 2010 which are included herein.

                                                                For the period
                                                                from inception
                                              For the year    (January 16, 2009)
                                                 ended                to
                                              December 31,        December 31,
                                                 2010                2009
                                               --------            --------
Oil and gas sales                              $     --            $     --
Professional fees                                62,885              42,970
General and administrative expenses              30,403              19,664
Interest expense                                  2,421                  --
Interest income                                   3,527                  --
                                               --------            --------
Net loss                                       $ 92,182            $ 62,634
                                               ========            ========

PROFESSIONAL FEES

The professional fees of $62,885 incurred during the year ended December 31, 2010 were comprised predominantly of engineering and land title costs associated with properties that the Company decided not to pursue, and accounting and legal fees.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company incurred $30,403 in general and administrative expenses during the year ended December 31, 2010. These expenses were comprised of costs associated with being a public company, including filing fees and public relations.

During the year ended December 31, 2010 the Company focused on acquiring drilling rights in north central Texas. This entailed:

     * identifying opportunities in existing oil and natural gas producing areas;
     * evaluating the production history of producing wells in the general vicinity of the opportunity;
     *    researching the legal title to the identified properties;
     * negotiating the terms and conditions with the landowners and/or working interest owners; and
     *    drilling two (2) wells.

As of April 8, 2010 the Company has not completed either well and has not determined whether they are commercially viable. As such, the Company had no sales of oil and natural gas during the year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

                                              December 31,        December 31,
                                                 2010                2009
                                               --------            --------
Current assets                                 $ 337,168           $ 25,254
Current liabilities                              663,591             53,388
Working capital deficit                        $ 326,423           $ 28,134

The Company had $337,168 at December 31, 2010, of which $300,000 was held for the purposes of completing the acquisition of a lease for approximately 84 acres in Denton County, Texas plus a working interest in a shut-in horizontal Barnett

Shale natural gas well on that acreage. This acquisition was completed in two separate transactions in January 2011 and February 2011. The Company will also convey a portion of its working interest to another energy company that has agreed to participate. The Company will record the proceeds as a reduction of its investment in oil and gas properties, which is consistent with its full cost accounting policy.

The Company does not currently have the cash to fund the level of activity required on its existing properties. As set out in the Company's strategic focus, included herein, the Company will seek to arrange the funding by some combination of: (i) proceeds from the sale of oil and natural gas produced from wells once they are completed; (ii) the sale of a portion of the Company's working interest in wells to be drilled, in a manner consistent with that which occurred during the year ended December 31, 2010; (iii) the incurrence of interest bearing debt, which may include the issuance of equity securities, such as warrants, preferred stock and/or common stock, to enhance the yield of the lender and thus increase the effective interest rate of the Company; and (iv) the issuance of equity instruments, such as warrants, preferred stock and/or common stock.

There is no assurance that the Company will be able to obtain the further funds required for our continued working capital requirements. The lease acquisition costs and the exploration and development costs are largely discretionary in nature. In the event that the Company does not have sufficient cash resources to fund these activities, the level of activity can and will be adjusted accordingly. The ability of the Company to meet its financial liabilities and commitments is primarily dependent on the issuance of debt and equity instruments to existing and new lenders and stockholders, and the Company's ability to achieve and maintain profitable operations.

There is substantial doubt about the ability of the Company to continue as a going concern as the continuation of the business of the Company is dependent on obtaining further long-term financing, successful exploration of the Company's property interests, the identification of reserves sufficient enough to warrant development, successful development of the property interests of the Company and, finally, achieving a profitable level of operations. The issuance of additional equity securities by the Company could result in significant dilution of the equity interests of the current stockholders. Obtaining commercial loans, assuming these loans would be available, will increase the Company's liabilities and future cash commitments.

SALE OF WORKING INTERESTS

During the year ended December 31, 2010 the Company sold a portion of its working interest in a well to be drilled in north central Texas for $161,725. The Company also sold a portion of its working interest in the leases on which this well is located for $241,684. The Company retains a working interest in the well, drilling of which has commenced but has not been completed, and a working interest in the lease on which this well is located. The transfer of title of this property has not been perfected as of April 12, 2011 and therefore the Company has accounted for its interests in the property as a deposit on oil and natural gas properties.

DEPOSIT

The Company received a deposit of $300,000 to be held for the purposes of completing the acquisition of a lease for approximately 84 acres in Denton County, Texas plus a working interest in a shut-in horizontal Barnett Shale natural gas well on that acreage. This acquisition was completed in two separate transactions in January 2011 and February 2011. Since as of December 31, 2010 the Company had not completed the transaction we have recorded it as a current liability in its financial statements.

NOTES PAYABLE

On December 21, 2010, the Company issued a secured note payable in the amount of $40,000. This note matures on June 21, 2011, bears interest at 12% on the face value of the note and is secured by a first position lien on certain oil and natural gas assets of the Company. In conjunction with the issuance of this secured note payable, the Company granted the lender 80,000 shares of common stock.

During the period January 28, 2011 through January 31, 2011 the Company issued three additional secured notes payable, each in the amount of $25,000, for a total of $75,000. The first $25,000 note payable matures on July 28, 2011, while the second and third notes, for a total of $50,000, mature on July 31, 2011. Each of these three notes bears interest at 12% of the face value of the note. These notes payable are secured by a first position lien on certain oil and natural gas assets of the Company. In conjunction with the issuance of these secured notes payable, the Company conveyed a small working interest in the wells to be drilled with the proceeds of these notes payable.

OIL AND NATURAL GAS PRODUCTION COSTS

The Company did not have, at December 31, 2010, any producing wells, nor does it at April 8, 2011. At such time as the Company completes one or more wells and commences production of oil and natural gas it will incur production costs. These production costs will be funded from the proceeds from the sale of the oil and natural gas produced from those wells.

LAND ACQUISITION AND EXPLORATION AND DEVELOPMENT COSTS

In order to maintain this continued right to explore and develop the oil and natural gas rights on its leases in Montague and Wichita Counties in Texas, the Company is obligated to continue to drill wells. On the Montague County acreage the lease terms are satisfied if a well that tests the Barnett Shale is drilled approximately every 9 months or if a shallower well is drilled approximately every 6 months. The estimated cost to drill and complete each well is estimated to be between $650,000 and $2,500,000 depending on the type and depth of the well. On the Wichita County acreage the lease terms are satisfied if a well is drilled every 12 months at an approximate cost of $150,000 per well. In the event that the Company fails to meet its ongoing drilling obligations under this lease then the Company's right to explore and develop the land that has not been drilled will be forfeited. The Company will consider selling some or all of its working interest in these leases.

PROFESSIONAL FEES

The Company uses the services of independent legal counsel, certified landmen, auditors and corporate tax preparers during the course of the fiscal year.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company does not have any employees, but does, from time to time contract for administrative and accounting services.

CASH FLOWS

CASH FLOW USED IN OPERATING ACTIVITIES

The Company used $21,972 in operating activities during the year ended December 31, 2010. This is the result of a $92,182 net loss for the year, attributable to the professional fees and general administrative expenses offset by $14,723 in cash as a result of changes to working capital accounts and non-cash equity transactions of $55,487.

CASH FLOW PROVIDED BY INVESTING ACTIVITIES

The Company invested $874,524 related to the acquisition and deposits on oil and natural gas properties. The Company sold portions of its working interests in the oil and natural gas properties that it was exploring for proceeds of $403,409, for a net of use of $471,115 in its investing activities.

CASH FLOW PROVIDED BY FINANCING ACTIVITIES

The Company raised a net of $805,000 from its financing activities, including $40,000 from the issuance of secured notes payable, $325,500 from the issuance of equity securities, $457,500 from the receipt of a deposit that will be used to drill a well, which will then be accounted for as a reduction in the investment in oil and natural gas properties, offset by the repayment of $18,000 advance from a stockholder.

CAPITAL EXPENDITURES

As of December 31, 2010 the Company had committed approximately $150,000 to complete the drilling of a well.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, cancellation costs associated with long term commitments, investments, intangible assets, assets subject to disposal, income taxes, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on our financial statements, and it is possible that such changes could occur in the near term.

GOING CONCERN

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended December 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations or for our entry into the petroleum exploration and development industry. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due.

OIL AND GAS PROPERTIES

The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool. To the extent that support equipment is used in oil and gas activities, the related depreciation is capitalized. Proceeds from the disposition of oil and natural gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such disposition would alter the depletion and depreciation rate by 20% or more. As of December 31, 2010 the Company had no proven oil and natural gas properties. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. The Company assesses its properties at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data.

Capitalized costs of development oil and natural gas properties may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proven reserves plus the lower of cost or fair value of unproven properties. Should capitalized costs exceed this ceiling, an impairment is recognized.

The present value of estimated future net cash flows is computed by applying the average first-day-of-the-month prices during the previous twelve month period of oil and natural gas to estimated future production of proved oil and natural gas reserves as of year-end less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.

DEPOSITS ON OIL AND NATURAL GAS PROPERTIES

The Company accounts for expenditures that are made in conjunction with oil and natural gas properties that it has not yet completed the transfer of title to the properties as a deposit. At such time as the transfer of title has been completed the Company transfers the balance to its Investment in Oil and Natural Gas Properties, in a manner consistent with the full cost method. In the event that the transfer of title is not completed the Company takes an impairment charge for the amount of the deposit.

ASSET RETIREMENT OBLIGATION

The Company follows FASB ASC 410 - Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. This standard requires the Company to record a liability for the fair value of the dismantlement and plugging and abandonment costs excluding salvage values. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

CONCENTRATIONS OF CREDIT RISK AND ALLOWANCE

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 in 2010 and 2009. At December 31, 2010 the Company had approximately $87,168 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks and highly liquid investments which mature within three months of the date of purchase.

USE OF ESTIMATES

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LONG-LIVED ASSETS

Long-lived assets including investments to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of the asset's carrying amount or fair value less cost to sell.

INCOME TAXES

The Company accounts for income taxes pursuant to FASB ASC 740 - Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. The Company provides for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

FASB ASC-740 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns. The Company files tax returns in the US and states in which it has operations and is subject to taxation. The tax year 2009 remains open to examination by U.S. federal and state tax jurisdictions.

LOSS PER SHARE

Basic earnings per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted average numbers of shares of common stock outstanding for the periods, including dilutive effects of stock options, warrants granted and convertible preferred stock. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. Since the Company has incurred losses for all periods, the impact of the common stock equivalents would be anti-dilutive and therefore are not included in the calculation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, receivables, payables and long-term debt. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt approximates fair value due to the relationship between the interest rate on long-term debt and the Company's incremental risk adjusted borrowing rate.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued FASB Accounting Standards Update (ASU) No. 2010-03 Oil and Gas Estimations and Disclosures (ASU 2010-03). This update aligns the current oil and natural gas reserve estimation and disclosure requirements of the Extractive Industries Oil and Gas topic of the FASB Accounting Standards Codification (ASC Topic 932) with the changes required by the SEC final rule ASC 2010-03, as discussed above. ASU 2010-03 expands the disclosures required for equity method investments, revises the definition of oil and natural gas-producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or natural gas, amends the definition of proved oil and natural gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that is used in estimating proved oil and natural gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves. ASU 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. The impact on the Company's operating results, financial position and cash flows has been recorded in the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              Topaz Resources, Inc.

                     Years Ended December 31, 2010 and 2009

                                    Contents

Report of Independent Registered Public Accounting Firm                    25

Financial Statements:

Balance Sheets                                                             26

Statements of Operations                                                   27

Statements of Stockholders' Deficit                                        28

Statements of Cash Flows                                                   29

Notes to Financial Statements                                              30

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Topaz Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Topaz Resources, Inc. (An Exploration Stage Company) as of December 31, 2010 and 2009, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years ended December 31, 2010 and 2009, and from inception on January 16, 2009 through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Topaz Resources, Inc. (An Exploration Stage Company) as of December 31, 2010 and 2009, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years ended December 31, 2010 and 2009, and from inception on January 16, 2009 through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss since inception, is still in its development stage, and has earned no revenues in that time, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs
-----------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
April 14, 2011

                 50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                     Phone:(888)727-8251 Fax: (888)782-2351

                              Topaz Resources, Inc.
                       (formerly Kids Germ Defense Corp.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                                  December 31,

                                                                                2010                  2009
                                                                             -----------           -----------
ASSETS

Current assets:
  Cash                                                                       $   337,168           $    25,254
                                                                             -----------           -----------
Total current assets                                                             337,168                25,254
                                                                             -----------           -----------

Deposit on Investment in unevaluated oil and natural gas
 properties, related parties                                                     661,708                    --
Investment in unevaluated oil and natural gas properties                          84,406                    --
                                                                             -----------           -----------
TOTAL ASSETS                                                                 $ 1,083,282           $    25,254
                                                                             ===========           ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued liabilities                                   $    21,815           $    35,388
  Accounts payable-related party                                                  28,164                    --
  Deposit                                                                        300,000                    --
  Note payable, net of unamortized discount of $1,520)                            38,612                    --
  Due to related party                                                           275,000                18,000
                                                                             -----------           -----------
Total current liabilities                                                        663,591                53,388
                                                                             -----------           -----------
Stockholders' equity
  Preferred stock; $0.0001 par value; 10,000,000 shares authorized;
   none issued and outstanding                                                        --                    --
  Common stock; $0.0001 par value; 700,000,000 shares authorized;
   508,175,000 and 499,800,000 shares issued and outstanding at
   December 31, 2010 and 2009, respectively                                       50,818                49,980
  Common stock payable                                                           157,500                    --
  Additional paid in capital                                                     366,189               (14,980)
  Stock subscription receivable                                                       --                  (500)
  Accumulated deficit during Development Stage                                  (154,816)              (62,634)
                                                                             -----------           -----------
Total stockholders' equity                                                       419,691               (28,134)
                                                                             -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 1,083,282           $    25,254
                                                                             ===========           ===========

    The accompanying notes are an integral part of the financial statements.

                              Topaz Resources, Inc.
                       (Formerly Kids Germ Defense Corp.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                         Period                 Period
                                                                     January 16, 2009       January 16, 2009
                                                                   (Date of Inception)    (Date of Inception)
                                                Year Ended               through                through
                                                December 31,           December 31,           December 31,
                                                   2010                   2009                   2010
                                               ------------           ------------           ------------
Revenue                                        $         --           $         --           $         --

Operating expenses:
  Professional fees expense                          62,885                 42,970                105,855
  General and administrative expenses                30,403                 19,664                 50,067
                                               ------------           ------------           ------------

Loss from operations                                (93,288)               (62,634)              (155,922)

Net loss before taxes                               (93,288)               (62,634)              (155,922)

Other Income:
  Interest expense                                   (2,421)                    --                 (2,421)
  Interest income                                     3,527                  3,527
  Income tax expense                                     --                     --                     --
                                               ------------           ------------           ------------
Total Other Income                                    1,106                     --                  1,106
                                               ------------           ------------           ------------

Net loss                                       $    (92,182)          $    (62,634)          $   (154,816)
                                               ============           ============           ============

Net loss per share                             $      (0.00)          $      (0.00)
                                               ============           ============
Weighted average number of common
 shares outstanding                             503,568,219            385,677,936
                                               ============           ============


    The accompanying notes are an integral part of the financial statements.

                              Topaz Resources, Inc.
                       (Formerly Kids Germ Defense Corp.)
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
         For Each of the Years From January 16, 2009 (Date of Inception)
                           through December 31, 2010

                                                              Common Stock
                                    Common Stock                Payable                                        Deficit
                                ----------------------      ---------------                                  Accumulated
                                              Amount                            Additional       Stock         During
                                             Par Value                           Paid-In     Subscriptions   Development
                                 Shares       $0.0001       Shares      Amount   Capital       receivable       Stage        Total
                                 ------       -------       ------      ------   -------       ----------       -----        -----
Balance at Inception,
 January 16, 2009                      --    $     --            --   $     --   $     --       $    --       $      --    $     --
Issuance of common stock
 for cash ($0.000095,
 January 16, 2009)            378,000,000      37,800            --         --    (31,800)           --              --       6,000
Issuance of common stock
 for cash ($0.0014,
 December 9, 2009)            121,800,000      12,180            --         --     16,820          (500)             --      28,500
Net loss for the period                --          --            --         --         --            --         (62,634)    (62,634)
                              -----------    --------     ---------   --------   --------       -------       ---------    --------

Balance, December 31, 2009    499,800,000      49,980            --         --    (14,980)         (500)        (62,634)    (28,134)

Payment on stock
 subscription receivables
 (January 14, 2010)                    --          --            --         --         --           500              --         500
Capital contribution
 from shareholders
 (February 16, 2010)                   --          --            --         --     38,207            --              --      38,207
Issuance of common stock
 and warrants for cash
 ($0.04167, March 26, 2010)     4,800,000         480            --         --    199,520            --              --     200,000
Issuance of common stock
 for oil and gas investment
 properties ($0.0525,
 October 23, 2010)                     --          --     3,000,000    157,500         --            --              --     157,500
Issuance of common stock
 for cash ($0.04167,
 November 8, 2010)              3,000,000         300            --         --    124,700            --              --     125,000
Issuance of common stock
 for services ($0.04,
 December 2010)                   375,000          38            --         --     14,962            --              --      15,000
Issuance of common stock
 for debt issue costs
 ($0.019, December 21, 2010)      120,000          12            --         --      2,268            --              --       2,280
Issuance of common stock
 in connection with a note
 ($0.019, December 21, 2010)       80,000           8            --         --      1,512            --              --       1,520

Net loss for year ended
 December 31, 2010                     --          --            --         --         --            --         (92,182)    (92,182)
                              -----------    --------     ---------   --------   --------       -------       ---------    --------

Balance, December 31, 2010    508,175,000    $ 50,818     3,000,000   $157,500   $366,189       $    --       $(154,816)   $419,691
                              ===========    ========     =========   ========   ========       =======       =========    ========

    The accompanying notes are an integral part of the financial statements.

                              Topaz Resources, Inc.
                       (Formerly Kids Germ Defense Corp.)
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                             Period                 Period
                                                                         January 16, 2009       January 16, 2009
                                                                       (Date of Inception)    (Date of Inception)
                                                       Year Ended            through                through
                                                       December 31,        December 31,           December 31,
                                                          2010                2009                   2010
                                                        ---------           ---------              ---------
OPERATING ACTIVITIES:
  Net loss                                              $ (92,182)          $ (62,634)             $(154,816)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Stock issued for expenses                             17,280                  --                 17,280
     Contribution from stockholder                         38,207                  --                 38,207
  (Decrease) increase in:
     Accounts payable                                     (14,141)             35,388                 21,248
     Accounts payable-related party                        28,864                  --                 28,864
                                                        ---------           ---------              ---------
          Net cash used by operating activities           (21,972)            (27,246)               (49,217)
                                                        ---------           ---------              ---------
INVESTING ACTIVITIES:
  Acquisition of oil and gas properties                   (84,406)                 --                (84,406)
  Deposit on oil and gas properties                      (790,118)                 --               (790,118)
  Proceeds from sale of oil and gas properties            403,409                  --                403,409
                                                        ---------           ---------              ---------
          Net cash used by investing activities          (471,115)                 --               (471,115)
                                                        ---------           ---------              ---------
FINANCING ACTIVITIES:
  Proceeds from advances from stockholder                      --              18,000                 18,000
  Repayment of from advances from stockholder             (18,000)                 --                (18,000)
  Proceeds from issuance of note payable                   40,000                  --                 40,000
  Deposit for sale of working interest                    457,500                  --                457,500
  Proceeds from issuance of common stock                  325,500              34,500                360,000
                                                        ---------           ---------              ---------
          Net cash provided by financing activities       805,000              52,500                857,500
                                                        ---------           ---------              ---------

NET INCREASE IN CASH                                      311,914              25,254                337,168
CASH, BEGINNING OF PERIOD                                  25,254                  --                     --
                                                        ---------           ---------              ---------

CASH, END OF PERIOD                                     $ 337,168           $  25,254              $ 337,168
                                                        =========           =========              =========

SUPPLEMENT INFORMATION
  Cash paid for interest                                $      --           $      --              $      --
                                                        =========           =========              =========
  Cash paid for taxes                                   $      --           $      --              $      --
                                                        =========           =========              =========
NON-CASH ACTIVITIES
  Stock issued for a receivable                         $      --           $     500              $      --
                                                        =========           =========              =========
  Deposit on investment in oil and gas
   properties for common stock payable                  $ 157,500           $      --              $ 157,500
                                                        =========           =========              =========
  Stock issued with a note payable                      $   1,520           $      --              $   1,520
                                                        =========           =========              =========


    The accompanying notes are an integral part of the financial statements.

                              Topaz Resources, Inc.
                       (Formerly Kids Germ Defense Corp.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
           Year Ended December 31, 2010 and the Period from Inception
                    (January 16, 2009) to December 31, 2009


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND ORGANIZATION

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

Effective April 16, 2010, the Company changed its name from Kids Germ Defense Corp. to Topaz Resources, Inc.

On April 16, 2010 the Company commenced oil and gas exploration activities. As of December 31, 2010, the Company has not achieved its planned principal operations from its oil and gas operations. Accordingly, the Company's activities are considered to be those of a "Development Stage Enterprise". Among the disclosures required, are that the Company's financial statements be identified as those of a development stage enterprise. In addition, the statements of operations, stockholders equity (deficit) and cash flows are required to disclose all activity since the Company's date of inception. The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company achieves planned principle operations.

CONSOLIDATION

The accompanying consolidated financial statements include all accounts of Topaz and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

RECLASSIFICATIONS AND ADJUSTMENTS

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the fiscal 2010 presentation. All historical share and per share data in the consolidated financial statements and notes thereto have been restated to give retroactive recognition of the 1-for-7 forward stock split and the share dividend of 5 additional shares of common stock for each share of common stock held on November 12, 2010. In the consolidated statements of stockholders' equity, for all periods presented, the par value of the reduced shares was reclassified to additional paid-in-capital from common stock. See
Note 8 for additional information regarding the forward stock split and the share dividend.

OIL AND GAS PROPERTIES

The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool. To the extent that support equipment is used in oil and gas activities, the related depreciation is capitalized. Proceeds from the disposition of oil and natural gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such disposition would alter the depletion and depreciation rate by 20% or more. As of December 31, 2010 the Company had no proven oil and natural gas properties. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. The Company assesses its properties at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data.

Capitalized costs of development oil and natural gas properties may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proven reserves plus the lower of cost or fair value of unproven properties. Should capitalized costs exceed this ceiling, an impairment is recognized.

The present value of estimated future net cash flows is computed by applying the average first-day-of-the-month prices during the previous twelve month period of oil and natural gas to estimated future production of proved oil and natural gas reserves as of year-end less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.

DEPOSITS ON OIL AND NATURAL GAS PROPERTIES

The Company accounts for expenditures that are made in conjunction with oil and natural gas properties that it has not yet completed the transfer of title to the properties as a deposit. At such time as the transfer of title has been completed the Company transfers the balance to its Investment in Oil and Natural Gas Properties, in a manner consistent with the full cost method. In the event that the transfer of title is not completed the Company takes an impairment charge for the amount of the deposit.

ASSET RETIREMENT OBLIGATION

The Company follows FASB ASC 410 - Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. This standard requires the Company to record a liability for the fair value of the dismantlement and plugging and abandonment costs excluding salvage values. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

CONCENTRATIONS OF CREDIT RISK AND ALLOWANCE

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 in 2010 and 2009. At December 31, 2010 the Company had approximately $87,168 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash in banks and highly liquid investments which mature within three months of the date of purchase.

USE OF ESTIMATES

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LONG-LIVED ASSETS

Long-lived assets including investments to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of the asset's carrying amount or fair value less cost to sell.

INCOME TAXES

The Company accounts for income taxes pursuant to FASB ASC 740 - Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. The Company provides for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

FASB ASC-740 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns. The Company files tax returns in the US and states in which it has operations and is subject to taxation. The tax year 2009 remains open to examination by U.S. federal and state tax jurisdictions.

LOSS PER SHARE

Basic earnings per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted average numbers of shares of common stock outstanding for the periods, including dilutive effects of stock options, warrants granted and convertible preferred stock. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. Since the Company has incurred losses for all periods, the impact of the common stock equivalents would be anti-dilutive and therefore are not included in the calculation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, receivables, payables and long-term debt. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt approximates fair value due to the relationship between the interest rate on long-term debt and the Company's incremental risk adjusted borrowing rate.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued FASB Accounting Standards Update (ASU) No. 2010-03 Oil and Gas Estimations and Disclosures (ASU 2010-03). This update aligns the current oil and natural gas reserve estimation and disclosure requirements of the Extractive Industries Oil and Gas topic of the FASB Accounting Standards Codification (ASC Topic 932) with the changes required by the SEC final rule ASC 2010-03, as discussed above. ASU 2010-03 expands the disclosures required for equity method investments, revises the definition of oil and natural gas-producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or natural gas, amends the definition of proved oil and natural gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that is used in estimating proved oil and natural gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves. ASU 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. The impact on the Company's operating results, financial position and cash flows has been recorded in the financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-14 (ASU 2010-14), Accounting for Extractive Activities - Oil & Gas - Amendments to Paragraph 932-10-S99-1 (SEC Update). The Amendments are designed to modernize and update the oil and gas disclosure requirements to align them with current practices and changes in technology. The Company's adoption of ASU 2010-14 did not have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 2--GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2010 and since inception through December 31, 2010, the Company has had a net loss of $92,182 and $154,816, respectively. As of December 31, 2010, the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from term notes and the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3--INVESTMENT IN OIL AND NATURAL GAS PROPERTIES

The amounts capitalized as oil and natural gas properties were incurred for the purchase, exploration and ongoing development of properties.

                                                             Acquisition        Evaluation
                                                                Costs             Costs             Total
                                                               --------          --------          --------
Balance at January 9, 2009                                     $     --          $     --          $     --
Costs incurred during the period from inception to
 December 31, 2009                                                   --                --                --
                                                               --------          --------          --------
Balance at December 31, 2009                                         --                --                --
Costs incurred on exploratory activities during year ended
 December 31, 2010                                               25,000            59,406            84,406
                                                               --------          --------          --------
Balance at December 31, 2010                                   $ 25,000          $ 59,406          $ 84,406
                                                               ========          ========          ========

                                                                      December 31,
                                                                 2010              2009
                                                               ---------         ----------
Oil and natural gas properties (using full cost method)
  Unevaluated properties                                       $  84,406         $       --
  Proved properties                                                   --                 --
                                                               ---------         ----------
Total oil and natural gas properties                           $  84,406         $       --
                                                               =========         ==========

Total investment in oil and natural gas properties             $  84,406
Accumulated depletion and depreciation                                --
                                                               ---------         ----------
Net investment in oil and natural gas properties               $  84,406         $       --
                                                               =========         ==========

NOTE 4--DEPOSIT ON OIL AND NATURAL GAS PROPERTIES

During the year ended December 31, 2010 the Company acquired the right to a working interest in a lease in north Texas and drilled an exploratory well. The completion of the assignment of the working interest is pending the consent of the trustee for the landowners, such consent not to be unreasonably withheld. The Company assigned, subject to completion of the well, a portion of its working interest in the exploratory well. In addition, the Company assigned a portion of its right to a working interest in the remaining lease.

                                                               December 31,
                                                                  2010
                                                               ----------
Lease acquisition costs                                        $  457,261
Exploratory well drilling costs                                   607,857
Less proceeds from sale of working interests                     (403,410)
                                                               ----------
                                                               $  661,708
                                                               ==========

NOTE 5--RELATED PARTY TRANSACTIONS

On October 23, 2010 the Company entered into an agreement to acquire from Dark Horse Operating Co., L.L.C. (DHOC"), an affiliate of the Company, its interest in 766,562 net acres in north central Texas. In consideration of this the Company agreed to pay $275,000, committed to issue 3,000,000 shares of its Common Stock, which is recorded as common stock payable of $157,500 in the accompanying balance sheet and assumed liabilities of $21,234. The property was assigned by Dark Horse Operating Co., L.L.C. to the Company on April 13, 2011. DHOC is an affiliate of the Company because two of the officers, one of whom is also a director of the Company, own DHOC. The Company has adopted a policy that requires that the two officers not participate in discussions or votes regarding matters involving DHOC.

The Company has retained an individual consultant, who is the adult son of an officer of the Company, to provide title research services on an as needed basis. The Company recognized expense of approximately $24,000 for the year ended December 31, 2010. At December 31, 2010, $6,930 was included in accounts payable-related party for amounts owed to this individual.

NOTE 6-- DEPOSIT

The Company has agreed to sell a working interest in an oil and natural gas well at such time as the Company has acquired and completed that well for production of oil and natural gas. The Company received a $300,000 deposit and is using the cash to fund the completion of the well.

NOTE 7-- NOTES PAYABLE

On December 21, 2010, the Company issued a secured note payable in the amount of $40,000. This note matures on June 21, 2011, bears interest 12% on the face value of the note and is secured by a first position lien on certain oil and natural gas assets of the Company.

NOTE 8--STOCKHOLDER'S EQUITY

The Company's Board of Directors has authorized 10,000,000 shares of preferred stock, par value of $0.0001 and 700,000,000 shares of common stock with a par value of $0.0001 to be issued in accordance with the terms and conditions as determined by the Board. The Preferred Stock ranks senior to the common stock as to dividends and liquidation. As of December 31, 2010, the Company has no preferred stock issued or outstanding and has 508,175,000 common shares (499,800,000 at December 31, 2009) issued and outstanding.

On January 16, 2009, the Company issued 378,000,000 shares of common stock at $0.00001587 per share for a total of $6,000.

On January 16, 2009, the Company authorized a Private Placement Offering of up to 126,000,000 shares of common stock at a price of $0.000238 per share. The total amount raised in this financing was $29,000. As of December 31, 2009, the Company had issued 121,800,000 common shares and had received $28,500 in cash proceeds and $500 was recorded as a subscription receivable. The $500 subscription receivable was received during the year ended December 31, 2010.

On April 16, 2010, the Company also effected a forward stock split of the Company's common stock on a seven for one basis, such that it's authorized shares of common stock has increased from 100,000,000 to 700,000,000. All shares of the Company's common stock have been adjusted to reflect the forward stock split.

Effective April 22, 2010, the Company and an investor signed a subscription agreement to purchase a total of 4,800,000 shares of the Company's common stock at $0.04167 per share plus 180,000,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.0833 per share for a total amount of $200,000.

The warrant entitles the holder to purchase 180,000,000 shares of the Company's common stock, at any time, at an exercise price of $0.0833 per share, provided, however, that in no event shall the holder be entitled to exercise this warrant for a number of shares in excess of the number of shares which, upon giving effect to such exercise, would cause the aggregate number of shares of common stock beneficially owned by the holder and its affiliates to exceed 4.99% of the outstanding shares of common stock. The holder may exercise the warrant on either a cash or cashless exercise as determined by the holder of the warrant. The warrants expire in 2015.

                                                                       Weighted
                                                         Range of      Average
                                                         Exercise      Exercise
                                            Shares        Prices        Price
                                            ------        ------        -----
Outstanding at December 31, 2009                   0
Warrants granted                         180,000,000     $0.0833       $0.0833
Warrants cancelled or expired                      0
                                         -----------

Outstanding at December 31, 2010         180,000,000     $0.0833       $0.0833
                                         ===========

The value of each award is estimated at the grant date using the Black-Scholes option model with the following assumptions for awards granted during the year ended December 31, 2010:

                                                            Year Ended
                                                        December 31, 2010
                                                        -----------------
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

As of December 31, 2010, the fair value of the 180,000,000 warrants was calculated to be $5,631,326 using the Black Scholes option model and the above assumptions. The cost of the warrant was treated as "share issue costs" resulting in the fair market value being debited and credited to Additional Paid in Capital, resulting in a null journal entry.

During August 2010, the Company and an investor signed a subscription agreement to purchase a total of 3,000,000 shares of the Company's common stock at $0.04167 per share for a total amount of $125,000, which has been recorded as Common Stock Payable in the accompanying balance sheet. The Company issued the 3,000,000 shares of common stock during November 2010.

In November 2010, the Financial Industry Regulatory Authority (FINRA) has approved the Company's share dividend of 5 additional shares of common stock for each share of common stock held by each shareholder of record as of the close of business November 12, 2010 with a payment date of November 15, 2010. All shares of the Company's common stock have been adjusted to reflect the forward stock split.

Effective December 21, 2010, the Company issued 120,000 shares of common stock to a Company that assisted in the closing of a secured note payable (Note 7). These shares were valued at the fair market value of $0.019 or $2,280 and are recorded as debt issue costs at December 31, 2010. The costs were included in interest expense.

Effective December 21, 2010 and in connection with the issuance of a secured note payable (Note 7), the Company issued the lender 80,000 shares of common stock at the fair market value of $0.019 or $1,520. The amount is recorded as a discount on the related Note and will be amortized over the 6 month term and expensed as interest.

During the year ended December 31, 2010, the Company received marketing and advertising services valued at $15,000. In exchange for those services, the Company issued 375,000 shares of common stock at $0.04 per share.

NOTE 9--EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. There were no items that were considered potentially dilutive related to the fully diluted share calculation at December 31, 2010.

The following sets forth the computation of basic and diluted net earnings
(loss) per common share for year ended December 31, 2010 and the period January 16, 2009 through December 31, 2009:

                                                                                        For the Period
                                                                 For the Year          January 16, 2009
                                                                    Ended                  through
                                                                 December 31,            December 31,
                                                                    2010                    2009
                                                                -------------           -------------
Numerator:
  Net loss                                                      $     (92,182)          $     (62,634)
  Less preferred stock dividend and accreted dividends                     --                      --
                                                                -------------           -------------

Net loss available to common stockholders                       $     (92,182)          $     (62,634)
                                                                =============           =============
Denominator:
  Weighted average basic shares outstanding                       503,568,219             385,677,936
  Stock options                                                            --                      --
  Warrants                                                                 --                      --
                                                                -------------           -------------

Weighted average fully diluted shares outstanding                 503,568,219             385,677,936
                                                                =============           =============

Net loss per common share--Basic and diluted                    $       (0.00)          $       (0.00)

NOTE 10--INCOME TAXES

The Company operates in the United States ("U.S."); accordingly, federal and state income taxes have been provided based upon the tax laws and rates of the U.S. as they apply to the Company's current ownership structure.

The Company accounts for income taxes pursuant to Accounting Standards Codification No. 740, ACCOUNTING FOR INCOME TAXES, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company provides for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing tax benefits. There are no unrecognized tax benefits that if recognized would affect the tax rate. There were no interest or penalties recognized as of the date of adoption or for the twelve months ended December 31, 2010. The Company files tax returns in the U.S. and states in which it has operations and is subject to taxation. Each of the Company's tax years from 2009 remains open to examination by taxing authorities.

The Company's effective tax rate for continuing operations for the twelve months ended December 31, 2010 and 2009 was approximately 0% and 0%, respectively because the Company had no taxable income in either year.

NOTE 11--FAIR VALUE MEASUREMENTS

The Company follows FASB ASC 820-10-05--Fair Value Measurements and Disclosures for financial assets and liabilities measured on a recurring basis. The statement applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. As defined in the statement, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The statement requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. It requires fair value measurements be classified and disclosed in one of the following categories:

Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes those derivative instruments that we value using observable market data. Substantially all of these inputs are observable in the marketplace throughout the full term of the derivative instrument, can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange traded derivatives such as over-the-counter commodity price swaps, investments and interest rate swaps.

Level 3 Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). Our valuation models are primarily industry-standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, (c) volatility factors and (d) current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Level 3 instruments primarily include derivative instruments, such as basic swaps, commodity price collars and floors, as well as investments. Although we utilize third party broker quotes to assess the reasonableness of our prices and valuation techniques, we do not have sufficient corroborating market evidence to support classifying these assets and liabilities as Level 2.

As required by FASB ASC 820-10-05, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

NOTE 12--COMMITMENTS AND CONTINGENCIES

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area.

NOTE 13--SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

         The Company did not retain the services of an independent oil and natural gas reserve engineering firm to prepare a report on its oil and natural gas reserves, as the Company has no proved reserves.

COSTS INCURRED IN OIL AND GAS ACTIVITIES

      Costs incurred in connection with the Company's crude oil and natural gas acquisition, exploration and development activities for each of the years are shown below:

                                                     Year Ended December 31,
                                                   ---------------------------
                                                     2010               2009
                                                   --------           --------
                                                         (in thousands)
Unproved property costs                            $      0           $      0
Development costs                                    84,406                  0
ARO Costs                                                 0                  0
                                                   --------           --------

      Total consolidated operations                $ 84,406           $      0
                                                   ========           ========

Asset retirement obligation (non-cash)             $      0           $      0
                                                   ========           ========

AGGREGATE CAPITALIZED COSTS

Aggregate capitalized costs relating to the Company's crude oil and natural gas producing activities, including asset retirement costs and related accumulated depreciation, depletion and amortization are as follows:

                                                                   Period
                                                               January 16, 2009
                                                             (Date of Inception)
                                          Year Ended               through
                                         December 31,            December 31,
                                   2010              2009           2010
                                 --------          --------       --------
                                        (in thousands)
Proved oil and gas properties    $      0          $      0       $      0
Accumulated DD&A                        0                 0              0
                                 --------          --------       --------
      Net capitalized costs      $      0          $      0       $      0
                                 ========          ========       ========

NOTE 14--SUBSEQUENT EVENTS

In January 2011, the Company entered into an agreement to lease oil and gas property contiguous with existing leased oil and gas properties held by the Company. The Company is currently drilling a new oil and gas well on this newly leased property. Immediately prior to commencing the drilling of this well, the Company received $75,000 of proceeds from the issuance of three (3) separate 12% Senior Secured Notes. The Notes bear 12% interest and are due and payable on January 26, 2012. Upon payout of the Notes, the Company has agreed to assign to each of the lenders, a 5% working interest in the oil and natural gas well described above. In January 2011, the Company also sold an interest in this well to another third party company.

In two separate transactions in January 2011 and February 2011, a wholly owned subsidiary of the Company acquired a working interest in an oil and natural gas property and natural gas well for $250,000 and 10 million shares of the Company's common stock.

In March 2011, the Company entered into an agreement with a third party company to sell an interest in one of the Company's oil and gas properties. This agreement also provides for participation of this third party and funding by this third party company of drilling of new oil and gas wells on Company held properties. As of April 12, 2011 this has not closed pending transfer of the required cash consideration by the third party company.

No other material subsequent events have occurred since December 31, 2010 that requires recognition or disclosure in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no changes in or disagreements with accountants with respect to accounting and/or financial statements.

ITEM 9A(T). CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company's internal control over financial reporting is not supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company's transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

As a consequence of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In connection with the preparation of the Company's annual consolidated financial statements, management undertook an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting but did not include testing of the operational effectiveness of those controls because our evaluation concluded that our system of internal controls was not effective in preventing or detecting misstatements.

Based on this assessment, management has concluded that as of December 31, 2010, the Company's internal control over financial reporting was not effective enough to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Seale & Beers, CPAs our independent registered public accounting firm, which audited our financial statements included in this annual report on Form 10-K, has not audited the effectiveness of our internal control over financial reporting as of December 31, 2010.

If we are unable to remediate the identified material weaknesses, there is a more than remote likelihood that a material misstatement to our SEC reports will not be prevented or detected, in which case investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our ability to raise additional capital and could also have an adverse effect on our stock price. We have not been as successful in this initiative as we had hoped.

As required by the SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. This evaluation was performed under the supervision and with the participation of our President and Chief Executive Officer, who is also the Chief Financial Officer and Treasurer. Based upon that evaluation, our President and Chief Executive Officer has concluded that our controls and procedures were not effective as of the end of the period covered by this Report due to existence of the significant internal control deficiencies described above.

There has been no change in internal control over financial reporting during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information concerning our director and executive officer as of December 31, 2010:

     Name               Age                        Position
     ----               ---                        --------
Edward J. Munden        60         Director, President, Chief Executive Officer,
                                   Chief Financial Officer, Secretary

Effective February 17, 2010, the Board of Directors of the Company appointed Edward J. Munden to the positions of Director, President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Mr. Munden plays a major role in making key management and strategic decisions for the Company. He is a professional geological engineer with an MBA and is a co-founder of a private boutique investment banking organization that since 1989 has provided and/or arranged early and mid stage venture capital and hands-on managerial assistance to a portfolio of energy, mining and technology software companies. From 2001 to present, Mr. Munden has focused on development and financing of oil and gas leasing and drilling projects in the Barnett Shale play in north-central Texas with a strategy of accumulating a significant mineral lease position and building a strong operational capability. In 1994, Mr. Munden co-founded a Dallas based independent NASDAQ-traded public energy company engaged in the exploration, development and acquisition of oil and natural gas properties and held senior level positions including Director, Chairman, President and CEO until it was sold for over in December 2001. Mr. Munden has held positions in the energy, mining, manufacturing and technology industries for more than 30 years.

     Name               Age                        Position
     ----               ---                        --------
Robert P. Lindsay       68         Director, Chief Operating Officer

Effective February 17, 2010, the Board of Directors of the Company appointed Robert P. Lindsay to the positions of Director and Chief Operating Officer of the Company. Mr. Lindsay plays a major role in making key management and strategic decisions for the Company and oversees oil and gas development and drilling operations of the Company. Mr. Lindsay is a second-generation oil and gas professional with over 43 years experience in the petroleum industry. He has planned and executed drilling and rework programs in Texas, Louisiana, Kentucky and New Mexico. From 2001 to present, Mr. Lindsay has focused on locating, evaluating and securing mineral leases in the Barnett Shale play in north central Texas, wherein he has drilled or participated in over 250 oil & gas wells in the immediate region; has assembled, drilled and sold over 10,000 acres with dollar values approaching $100 million; and has built and sold six Barnett Shale drilling rigs. Prior to this, Mr. Lindsay was Chief Operating Officer of a NASDAQ energy company responsible for all administrative and operational aspects of the company's producing and development properties. From 1973 until 1995, Mr. Lindsay managed over 200 employees and 10 drilling rigs concentrating on drilling oil and gas wells throughout north Texas. Prior to 1973, Mr. Lindsay held senior positions with an international oil and natural gas drilling and exploration company headquartered in Tulsa, Oklahoma.

     Name               Age                        Position
     ----               ---                        --------
S. Rand Stinnett        53         Vice President and General Legal Counsel

Effective March 31, 2010, the Board of Directors of the Company appointed S. Rand Stinnett to the positions of Vice President and General Legal Counsel of the Company. Mr. Stinnett plays a major role in making key management and strategic decisions for the Company and oversees all legal matters pertaining to the oil and gas operations of the Company. Mr. Stinnett is a fourth-generation oil and gas professional, having focused full-time on Barnett projects since 2000. Through various entities, Mr. Stinnett has executed a successful, disciplined leasing strategy that has resulted in the acquisition and development of over 10,000 acres of quality mineral leases within the Barnett in and around Wise, Denton, Montague and Tarrant Counties, Texas. Mr. Stinnett is a commercial/business attorney and petroleum landman who has represented clients in all aspects of the oil and gas business, including financial institutions, mineral owners, working interest owners, operators, drillers and contractors. Since 1982, he has engaged in a general civil legal practice involving title examination, commercial litigation, transactional work and regulatory/corporate matters, both as a sole practitioner and in association with law firms, in Hurst and Austin, Texas. Mr. Stinnett is licensed to practice law in both Texas and Oklahoma and holds B.S. and J.D. degrees.

     Name               Age          Position
     ----               ---          --------
Bill A. Williamson      55         Vice President

Effective March 31, 2010, the Board of Directors of the Company appointed Bill
A. Williamson to the position of Vice President of the Company. Mr. Williamson plays a major role in making key management and strategic decisions for the Company and oversees all land and lease title, permitting and due diligence in the acquisition and operation of oil and gas properties and leases of the Company. Mr. Williamson is a certified petroleum landman with over 28 years experience in the oil and gas industry including eight years experience in operating and building oil and gas drilling rigs. In 2005, Mr. Williamson co-founded a company to build and operate land drilling rigs, completing construction of three drilling rigs. Prior to this from 2002, he worked for an independent drilling contractor located in Denton, Texas. From 1998 to 2002, Mr. Williamson was VP, Land for a NASDAQ energy company responsible for all land, acquisition and divestiture transactional contracts and agreements. Prior to 1998, Mr. Williamson provided clients with oil and gas asset management, acquisition and divestiture services from a land and legal perspective.

AUDIT COMMITTEE FINANCIAL EXPERT

The SEC has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether it has an "audit committee financial expert" serving on its audit committee. We do not have an audit committee financial expert. The Company and its Board of Directors have experienced difficulties in identifying a suitable candidate to serve as its audit committee financial expert because of the size of the Company, the perceived additional liability to the public by prospective candidates and the excessive additional costs associated with the selection of a candidate, including director fees for the audit committee financial expert and director liability insurance.

CODE OF ETHICS POLICY

We have adopted a code of ethics that applies to our officers, directors and employees in accordance with applicable federal securities laws. We have filed a copy of our code of ethics as an exhibit to our Annual Report on Form 10-K as filed on April 15, 2011. This document may be reviewed by accessing our public filings at the SEC's web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of common stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the year ended December 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows all the cash compensation paid or to be paid by us or our subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated, to our chief executive officer and other executive officers who received total annual salary and bonus in excess of $100,000 during the past fiscal year in all capacities in which the person served. The Company has no qualified or nonqualified stock option plans and has no outstanding stock options and as such has not awarded any stock options.

                           SUMMARY COMPENSATION TABLE

                                                                Non-Equity
                                                                 Incentive     Non-qualified
   Name and                                 Stock    Option        Plan          Deferred        All Other
   Principal             Salary   Bonus     Award    Award     Compensation    Compensation    Compensation    Total
   Position       Year     ($)      ($)       ($)      ($)          ($)         Earnings ($)        ($)         ($)
   ---------      ----   ------   -----     -----    -----     ------------    ------------    ------------    -----
Munden,           2010      0       0         0        0            0                0               0           0
Edward J. (1)     2009      0       0         0        0            0                0               0           0

Lindsay,          2010      0       0         0        0            0                0               0           0
Robert P. (2)     2009      0       0         0        0            0                0               0           0

Stinnett, S.      2010      0       0         0        0            0                0               0           0
Rand (3)          2009      0       0         0        0            0                0               0           0

Williamson,       2010      0       0         0        0            0                0               0           0
Bill A. (4)       2009      0       0         0        0            0                0               0           0

Nicholas,         2010      0       0         0        0            0                0               0           0
Mark (5)          2009      0       0         0        0            0                0               0           0

----------
(1) Became Director, President, Chief Executive Officer, Chief Financial Officer and Secretary in February 2010.
(2)  Became Director and Chief Operating Officer in February 2010.
(3)  Became Vice President in March 2011.
(4)  Became Vice President in March 2011.
(5) Became sole officer and director in January 2009 until his resignation in February 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2011, with respect to any person known by us to own beneficially more than 5% of our common stock; common stock beneficially owned by each of our officers and directors named in
Item 10; and the amount of common stock beneficially owned by our officers and directors as a group.

                                                             Approximate Percent
Name & Address of                       Number of Shares       of Common Stock
Beneficial Owner                       Beneficially Owned       Outstanding(1)
----------------                       ------------------       --------------

Edward J. Munden * (2)                     46,200,000               8.9%
4 Sellers Court
Ottawa, Ontario
Canada K2H 7Y7

Robert P. Lindsay *                        46,200,000               8.9%
1149 Hickory Hill Road
Argyle, TX 76226

S. Rand Stinnett *                         46,200,000               8.9%
351 Regency Court
Denton, Tx 76210

Bill A. Williamson *                       46,200,000               8.9%
812 Green Brook Drive
Allen, Tx 75002

Bruce Benn                                 46,200,000               8.9%
20 Inverness Avenue
Ottawa, Canada K2E 6N7

All Executive Officers and Directors
 As a Group                               184,800,000              35.68%

----------
*    Executive Officer and/or a Director.
(1) Based upon 518,175,000 shares of common stock issued and outstanding as of April 8, 2011 and includes for each person the shares issuable upon exercise of the options and warrants owned by them.
(2)  Includes 46,200,000 shares owned of record by Nexxt Capital Corp.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

On June 3, 2010 the Company advanced $150,000 to Dark Horse Operating Co., L.L.C. ("DHOC"), an affiliate of the Company, under a Promissory Note, which bears 3.50% interest per annum and is due on demand. This advance was made during the normal course of business and DHOC is to use these funds to pay for the drilling of a well, of which DHOC is the operator.

On July 27, 2010 the Company advanced $100,000 to Dark Horse Operating Co., L.L.C. ("DHOC"), an affiliate of the Company, under a Promissory Note, which bears 3.50% interest per annum and is due on demand. This advance was made during the normal course of business and DHOC is to use these funds to pay for the drilling of a well, of which DHOC is the operator.

On August 24, 2010 the Company advanced $15,000 to Dark Horse Operating Co., L.L.C. ("DHOC"), an affiliate of the Company, under a Promissory Note, which bears 3.50% interest per annum and is due on demand. This advance was made during the normal course of business and DHOC is to use these funds to pay for the drilling of a well, of which DHOC is the operator.

On September 22, 2010 the Company advanced $45,000 to Dark Horse Operating Co., L.L.C. ("DHOC"), an affiliate of the Company, under a Promissory Note, which bears 3.50% interest per annum and is due on demand. This advance was made during the normal course of business and DHOC is to use these funds to pay for the drilling of a well, of which DHOC is the operator.

On September 29, 2010 the Company advanced $38,403 to Dark Horse Operating Co., L.L.C. ("DHOC"), an affiliate of the Company, under a Promissory Note, which bears 3.50% interest per annum and is due on demand. This advance was made during the normal course of business and DHOC is to use these funds to pay for the drilling of a well, of which DHOC is the operator.

On October 23, 2010 the Company entered into an agreement to acquire from Dark Horse Operating Co., L.L.C. its interest in 766,562 net acres in north central Texas. In consideration of this the Company agreed to pay $275,000, committed to issue 3,000,000 shares of its Common Stock and assumed liabilities of $21,234. The property was assigned by Dark Horse Operating Co., L.L.C. to the Company on April 13, 2011.

On November 3, 2010 the Company advanced $20,491 to Dark Horse Operating Co., L.L.C. ("DHOC"), an affiliate of the Company, under a Promissory Note, which bears 3.50% interest per annum and is due on demand. This advance was made during the normal course of business and DHOC is to use these funds to pay for the drilling of a well, of which DHOC is the operator.

On November 15, 2010 the Company advanced $51,538 to Dark Horse Operating Co., L.L.C. ("DHOC"), an affiliate of the Company, under a Promissory Note, which bears 3.50% interest per annum and is due on demand. This advance was made during the normal course of business and DHOC is to use these funds to pay for the drilling of a well, of which DHOC is the operator.

On November 22, 2010 the Company advanced $131,726 to Dark Horse Operating Co., L.L.C. ("DHOC"), an affiliate of the Company, under a Promissory Note, which bears 3.50% interest per annum and is due on demand. This advance was made during the normal course of business and DHOC is to use these funds to pay for the drilling of a well, of which DHOC is the operator.

On December 2, 2010 the Company advanced $25,000 to Dark Horse Operating Co., L.L.C. ("DHOC"), an affiliate of the Company, under a Promissory Note, which bears 3.50% interest per annum and is due on demand. This advance was made during the normal course of business and DHOC is to use these funds to pay for the drilling of a well, of which DHOC is the operator.

On December 9, 2010 the Company advanced $400 to Dark Horse Operating Co., L.L.C. ("DHOC"), an affiliate of the Company, under a Promissory Note, which bears 3.50% interest per annum and is due on demand. This advance was made during the normal course of business and DHOC is to use these funds to pay for the drilling of a well, of which DHOC is the operator.

On December 22, 2010 the Company advanced $28,400 to Dark Horse Operating Co., L.L.C. ("DHOC"), an affiliate of the Company, under a Promissory Note, which bears 3.50% interest per annum and is due on demand. This advance was made during the normal course of business and DHOC is to use these funds to pay for the drilling of a well, of which DHOC is the operator.

On December 31, 2010 the Company advanced $1,098 to Dark Horse Operating Co., L.L.C. ("DHOC"), an affiliate of the Company, under a Promissory Note, which bears 3.50% interest per annum and is due on demand. This advance was made during the normal course of business and DHOC is to use these funds to pay for the drilling of a well, of which DHOC is the operator.

As of December 31, 2010, the Company has advanced DHOC a total of approximately $608,000 of which $0 remains due and payable to the Company, as all amounts have been applied to the deposit on the investment in unevaluated oil and natural gas properties.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets out fees billed by the Company's principal accountant for audit and related services for each of the previous two fiscal years:

                                       Fees billed for           Fees billed for
Description of services               2010 fiscal year          2009 fiscal year
-----------------------               ----------------          ----------------

Audit fees                              $ 12,750                   $12,750.00

We do not currently have an audit committee, however it is our policy to have all audit and audit-related fees pre-approved by the board of directors. All of the above fees were pre-approved by the board of directors.

There were no tax-related, audit-related or other fees incurred during the year.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed as part of the report:

4.01     Form of Warrant

4.02     Form of Stock Grant Agreement

4.03     Form of Note

4.04     Form of Promissory Note

10.01    Form of Subscription Agreement

10.02    Form of Deed Of Trust, Security Agreement And Assignment Of Production

10.03    RMJ Subscription Agreement-Montague Well

10.04    RMJ Subscription Agreement-Montague Lease

10.05    RMJ Participation Agreement-Witchita Well

10.06    RMJ Subscription Agreement-Denton Well

10.07    Viejo Letter Agreement

10.08    EEI Purchase Agreement

10.09    EEI Amendment to Purchase Agreement

10.10    Polar Participation Agreement

10.11    Asset Purchase and Sale Agreement

14.01    Code of Ethics

31.1 Certification of Chief Financial Officer and Principal Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of President, Chief Executive Officer and Principal Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of President, Chief Executive Officer and Principal Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer and Principal Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                GLOSSARY OF TERMS

The following are abbreviations and definitions of terms commonly used in the oil and gas industry and this Form 10-K.

3-D SEISMIC. An advanced technology method of detecting accumulations of hydrocarbons identified by the collection and measurement of the intensity and timing of sound waves transmitted into the earth as they reflect back to the surface.

BOE. Means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of gas to 1.0 Bbl of oil or natural gas liquid.

BBL. One barrel, or 42 U.S. gallons of liquid volume.

COMPLETION. The installation of permanent equipment for the production of oil or gas.

DD&A. Refers to depreciation, depletion and amortization of the Company's property and equipment.

DEVELOPMENT WELL. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

DRY HOLE. A well found to be incapable of producing hydrocarbons in sufficient quantities to justify completion as an oil or gas well.

EXPLORATORY WELL. A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir.

GROSS ACRES OR WELLS. Refers to the total acres or wells in which the Company has a working interest.

HORIZONTAL DRILLING. A drilling technique that permits the operator to contact and intersect a larger portion of the producing horizon than conventional vertical drilling techniques and may, depending on the horizon, result in increased production rates and greater ultimate recoveries of hydrocarbons.

NET ACRES OR WELLS. Refers to gross the sum of fractional ownership working interest in gross acres or wells.

NET PRODUCTION. Oil and gas production that is owned by the Company, less royalties and production due others.

NYMEX. New York Mercantile Exchange, the exchange on which commodities, including crude oil and natural gas futures contracts, are traded.

OIL. Crude oil or condensate.

OPERATOR. The individual or company responsible for the exploration, development and production of an oil or gas well or lease.

PRODUCTIVE WELLS. Producing wells and wells mechanically capable of production.

PROVED DEVELOPED RESERVES. Proved reserves that can be expected to be recovered
(i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well, and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

PROVED RESERVES. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward from known reservoirs, and under existing economic conditions, operating methods, and government regulations - prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. (i) The area of the reservoir considered as proved includes: (A) The area identified by drilling and limited by fluid contacts, if any, and (B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data. (ii) In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.
(iii) Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty. (iv) Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (A) Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (B) The project has been approved for development by all necessary parties and entities, including government entities.

PROVED UNDEVELOPED RESERVES (PUD). Undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. (i) Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic productibility at greater distances. (ii) Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time. (iii) Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

ROYALTY. An interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

SEC. The United States Securities and Exchange Commission.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS. Present value of proved reserves, as adjusted to give effect to (i) estimated future abandonment costs, net of the estimated salvage value of related equipment, and (ii) estimated future income taxes.

UNDEVELOPED ACREAGE. Leased acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or gas, regardless of whether such acreage contains proved reserves.

WORKING INTEREST. An interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest is entitled will be smaller than the share of costs that the working interest owner is required to bear to the extent of any royalty burden.

WORKOVER. Operations on a producing well to restore or increase production.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          By: /s/ Edward J. Munden
                                              ----------------------------------
                                              Edward J. Munden, its
                                              President, Chief Executive Officer
                                              and Chief Financial Officer

                                              Date: April 15, 2011