Form 10-Q
period 2011-03-31
Topaz Resources, Inc.
filed 2011-05-16
CIK 1459764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31, 2011

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

                                 (940) 243-7744
              (Registrant's telephone number, including area code)

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

There were 518,175,000 shares of the Registrant's $0.0001 par value common stock outstanding as of May 13, 2011.

                              TOPAZ RESOURCES, INC.

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----

Part I.  Financial Information

Item 1.  Financial Statements                                                  3

     Condensed Consolidated Balance Sheets
     March 31, 2011 (Unaudited) and December 31, 2010                          3

     Condensed Consolidated Statements of Operations
     Three months ended March 31, 2011 and 2010 (Unaudited)                    4

     Condensed Consolidated Statements of Stockholders' Deficit
     Three months ended March 31, 2011 (Unaudited)                             5

     Condensed Consolidated Statements of Cash Flows
     Three months ended March 31, 2011 and 2010 (Unaudited)                    6

     Notes to Unaudited Condensed Consolidated Financial Statements            7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation                                             12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           16

Item 4T. Controls and Procedures                                              16

Part II. Other Information

Item 1.  Legal Proceedings                                                    17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          17

Item 3.  Default Upon Senior Securities                                       17

Item 4.  Submission of Matters to a Vote of Security Holders                  17

Item 5.  Other Information                                                    17

Item 6.  Exhibits                                                             18

Signatures                                                                    19

                         PART I - FINANCIAL INFORMATION

                              Topaz Resources, Inc.
                       (formerly Kids Germ Defense Corp.)
                          (A Development Stage Company)
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                              March 31,           December 31,
                                                                                2011                 2010
                                                                             ----------           ----------
                                     ASSETS
CURRENT ASSETS:
  Cash                                                                       $   64,612           $  337,168
  Other receivables                                                               1,661                   --
                                                                             ----------           ----------
      TOTAL CURRENT ASSETS                                                       66,273              337,168
                                                                             ----------           ----------
Deposit on Investment in unevaluated oil and natural gas properties             660,908              661,708
Investment in unevaluated oil and natural gas properties                        649,803               84,406
                                                                             ----------           ----------

      TOTAL ASSETS                                                           $1,376,984           $1,083,282
                                                                             ==========           ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                   $   36,657           $   21,815
  Accounts payable-related party                                                 63,386               28,164
  Accrued expenses                                                                2,848                   --
  Deposit                                                                       348,909              300,000
  Note payable, net of unamortized discount
   of $1,140 and $1,338, respectively                                           113,860               38,612
  Due to related party                                                          275,000              275,000
                                                                             ----------           ----------
      TOTAL CURRENT LIABILITIES                                                 840,660              663,591
                                                                             ----------           ----------

STOCKHOLDERS' EQUITY
  Preferred stock; $0.0001 par value; 10,000,000 shares authorized;
   none issued and outstanding                                                       --                   --
  Common stock; $0.0001 par value; 700,000,000 shares authorized;
   518,175,000 and 508,175,000 shares issued and outstanding at
   March 31, 2011 and December 31, 2010, respectively                            50,893               50,818
  Common stock payable                                                          157,500              157,500
  Additional paid in capital                                                    515,614              366,189
  Stock subscription receivable                                                      --                   --
  Accumulated deficit during Development Stage                                 (187,683)            (154,816)
                                                                             ----------           ----------
      TOTAL STOCKHOLDERS' EQUITY                                                536,324              419,691
                                                                             ----------           ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $1,376,984           $1,083,282
                                                                             ==========           ==========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                              Topaz Resources, Inc.
                       (Formerly Kids Germ Defense Corp.)
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                            Period
                                                                                        January 16, 2009
                                                                                      (Date of Inception)
                                                       Three Months Ended                   through
                                                 March 31,            March 31,            March 31,
                                                   2011                 2010                 2011
                                               ------------         ------------         ------------
REVENUE                                        $         --         $         --         $         --

OPERATING EXPENSES:
  Professional fees expense                          17,383                8,363              123,238
  General and administrative expenses                11,588                4,344               61,655
                                               ------------         ------------         ------------
Loss from operations                                (28,971)             (12,707)            (184,893)

Net loss before taxes                               (28,971)             (12,707)            (184,893)

OTHER (EXPENSE) INCOME:
  Interest expense                                   (3,896)                  --               (6,317)
  Interest income                                        --                   --                3,527
  Income tax expense                                     --                   --                   --
                                               ------------         ------------         ------------
TOTAL OTHER (EXPENSE) INCOME                         (3,896)                  --               (2,790)

NET LOSS                                       $    (32,867)        $    (12,707)        $   (187,683)
                                               ============         ============         ============

Net loss per share                             $      (0.00)        $      (0.00)
                                               ============         ============
Weighted average number of common
 shares outstanding                             513,744,444          499,800,000
                                               ============         ============


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                              Topaz Resources, Inc.
                       (Formerly Kids Germ Defense Corp.)
                          (A Development Stage Company)
            Condensed Consolidated Statements of Stockholders' Equity
                  For the Three Months Ended March 31, 2011 and
         For Each of the Years From January 16, 2009 (Date of Inception)
                             through March 31, 2011
                                   (Unaudited)

                                   Common Stock                                                          Deficit
                               --------------------        Common Stock                                Accumulated
                                            Amount            Payable         Additional     Stock        During
                                           Par Value    -------------------     Paid in  Subscriptions  Development
                               Shares       $0.0001     Shares       Amount     Capital    Receivable     Stage       Total
                               ------       -------     ------       ------     -------    ----------     -----       -----
BALANCE AT INCEPTION,                  --   $    --           --    $     --    $     --     $  --    $      --     $     --
 JANUARY 16, 2009
Issuance of common stock
 for cash ($0.00001587,
 January 16, 2009)            378,000,000    37,800           --          --     (31,800)       --           --        6,000
Issuance of common stock
 for cash ($0.000238,
 December 9, 2009)            121,800,000    12,180           --          --      16,820      (500)          --       28,500
Net loss for the period                --        --           --          --          --        --      (62,634)     (62,634)
                              -----------   -------    ---------    --------    --------     -----    ---------     --------
Balance, December 31, 2009    499,800,000    49,980           --          --     (14,980)     (500)     (62,634)     (28,134)
Payment on stock                       --        --           --          --          --       500           --          500
 subscription receivables
 (January 14, 2010)
Capital contribution from
 shareholders
 (February 16, 2010)                   --        --           --          --      38,207        --           --       38,207
Issuance of common stock
 and warrants for cash
 ($0.04167, March 26, 2010)     4,800,000       480           --          --     199,520        --           --      200,000
Issuance of common stock
 for oil and gas investment
 properties ($0.0525,
 October 23, 2010)                     --        --    3,000,000     157,500          --        --           --      157,500
Issuance of common stock
 for cash ($0.04167,
 November 8, 2010)              3,000,000       300           --          --     124,700        --           --      125,000
Issuance of common stock
 for services ($0.04,
 December 2010)                   375,000        38           --          --      14,962        --           --       15,000
Issuance of common stock
 for debt issue costs
 ($0.019, December 21, 2010)      120,000        12           --          --       2,268        --           --        2,280
Issuance of common stock
 in connection with a note
 ($0.019, December 21, 2010)       80,000         8           --          --       1,512        --           --        1,520
Net loss                               --        --           --          --          --        --      (92,182)     (92,182)
                              -----------   -------    ---------    --------    --------     -----    ---------     --------
BALANCE, DECEMBER 31, 2010    508,175,000    50,818    3,000,000     157,500     366,189        --     (154,816)     419,691
Issuance of common stock
 for oil and gas investment
 properties ($0.0129,
 January 13, 2011)              5,000,000        37           --          --      64,463        --           --       64,500
Issuance of common stock
 for oil and gas investment
 properties ($0.017,
 March 1, 2011)                 5,000,000        38           --          --      84,962        --           --       85,000
Net loss for the three
 months ended March 31, 2011           --        --           --          --          --        --      (32,867)     (32,867)
                              -----------   -------    ---------    --------    --------     -----    ---------     --------
BALANCE, MARCH 31, 2011       518,175,000   $50,893    3,000,000    $157,500    $515,614     $  --    $(187,683)    $536,324
                              ===========   =======    =========    ========    ========     =====    =========     ========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                              Topaz Resources, Inc.
                       (Formerly Kids Germ Defense Corp.)
                          (A Development Stage Company)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                             Period
                                                                                                         January 16, 2009
                                                                                                         Date of Inception
                                                                          For the Three Months Ended         through
                                                                          March 31,        March 31,        (March 31,
                                                                           2010              2010              2011)
                                                                        ----------        ----------        ----------
OPERATING ACTIVITIES:
  Net loss                                                              $  (32,867)       $  (12,707)       $ (187,683)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Amortization of discount on notes payable                                 248                --               380
     Stock issued for expenses                                                  --                --            17,280
     Contribution from shareholder                                              --            38,207            38,207
     Increase in other receivables                                          (1,661)               --            (1,661)
  Increase (decrease) in:
     Accounts payable                                                       15,542           (33,280)           36,657
     Accounts payable, related party                                        (3,019)               --            25,845
     Accrued interest                                                        2,848                --             2,848
                                                                        ----------        ----------        ----------
            NET CASH USED BY OPERATING ACTIVITIES                          (18,909)           (7,780)          (68,127)
                                                                        ----------        ----------        ----------
INVESTING ACTIVITIES:
  Acquisition of oil and gas properties                                   (378,356)               --          (462,761)
  Deposit on oil and gas properties                                            800                --          (789,318)
  Proceeds from sale of oil and gas properties                                  --           403,409
                                                                        ----------        ----------        ----------
           NET CASH USED BY INVESTING ACTIVITIES                          (377,556)               --          (848,670)
                                                                        ----------        ----------        ----------
FINANCING ACTIVITIES:
  Proceeds from advances from stockholder                                       --                --            18,000
  Repayment of advances from stockholder                                        --           (18,000)          (18,000)
  Proceeds from issuance of notes payable                                   75,000                --           115,000
  Deposit for sale of working interest                                      48,909                --           348,909
  Increase in common stock payable                                              --           200,000           157,500
  Proceeds from sale of common stock for cash                                   --               500           360,000
                                                                        ----------        ----------        ----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                       123,909           182,500           981,409
                                                                        ----------        ----------        ----------

NET (DECREASE) INCREASE IN CASH                                           (272,556)          174,720            64,612
CASH, BEGINNING OF PERIOD                                                  337,168            25,254                --
                                                                        ----------        ----------        ----------

CASH, END OF PERIOD                                                     $   64,612        $  199,974        $   64,612
                                                                        ==========        ==========        ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND
 NONCASH INVESTING AND FINANCING ACTIVITIES:
   Cash paid for interest                                               $        0        $        0        $        0
                                                                        ==========        ==========        ==========
   Issuance of common stock for acquisition of oil
    and gas properties                                                  $  149,500        $        0        $  149,500
                                                                        ==========        ==========        ==========
   Acquisition of oil and gas investments for accounts payable          $   37,541        $        0        $   37,541
                                                                        ==========        ==========        ==========


                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                              Topaz Resources, Inc.
                       (Formerly Kids Germ Defense Corp.)
                          (A Development Stage Company)
     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                        Three Months Ended March 31, 2011


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Effective April 16, 2010, the Company changed its name from Kids Germ Defense Corp. to Topaz Resources, Inc.

On April 16, 2010 the Company commenced oil and gas exploration activities. As of March 31, 2011, the Company has not achieved its planned principal operations from its oil and gas operations. Accordingly, the Company's activities are considered to be those of a "Development Stage Enterprise". Among the disclosures required, are that the Company's financial statements be identified as those of a development stage enterprise. In addition, the statements of operations, stockholders equity (deficit) and cash flows are required to disclose all activity since the Company's date of inception. The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company achieves planned principle operations.

CONSOLIDATION

The accompanying condensed consolidated financial statements include all accounts of Topaz and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

ACCOUNTING BASIS

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2011 and 2010 and the Period January 16, 2009 (Date of Inception) through March 31, 2011,
(b) the financial position at March 31, 2011 and December 31, 2010, and (c) cash flows for the periods ended March 31, 2011 and 2010, and the Period January 16, 2009 (Date of Inception) through March 31, 2011, have been made.

The unaudited condensed financial statements and notes are presented in accordance with SEC Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2010. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of those to be expected for the entire year.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

There were no new accounting pronouncements that had a significant impact on the Company's operating results or financial position.

NOTE 2 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2011 and since inception through March 31, 2011, the Company has had a net loss of $32,867 and $187,683, respectively. As of March 31, 2011, the Company has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability.

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

NOTE 3 - INVESTMENT IN OIL AND NATURAL GAS PROPERTIES

The amounts capitalized as oil and natural gas properties were incurred for the purchase, exploration and ongoing development of properties, all of which are unevaluated properties. The Company has no proved reserves.

                                                Acquisition  Evaluation
                                                   Costs       Costs      Total
                                                 --------    --------   --------
Balance at December 31, 2010                       25,000      59,406     84,406
Costs incurred on exploratory activities during
 the three months ended March 31, 2011            399,500     165,897    565,397
                                                 --------    --------   --------

Balance at March 31, 2011                        $424,500    $225,303   $649,303
                                                 ========    ========   ========

NOTE 4 - DEPOSIT ON OIL AND NATURAL GAS PROPERTIES

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

                                                             March 31,
                                                               2011
                                                             --------
Beginning balance                                            $661,708
Lease acquisition costs                                            --
Exploratory well drilling costs (reclassification)               (800)
Less proceeds from sale of working interests                       --
                                                             --------

                                                             $660,908
                                                             ========

NOTE 5 - RELATED PARTY TRANSACTIONS

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

NOTE 6 - DEPOSIT

The Company has agreed to sell working interests in oil and natural gas wells at such time as the Company has acquired and completed those wells for production of oil and natural gas. The Company has received a $348,909 in total deposits and is using the cash to fund the completion of the wells.

NOTE 7 - NOTES PAYABLE

On December 21, 2010, the Company issued a secured note payable in the amount of $40,000. This note matures on June 21, 2011, bears interest at 12% on the face value of the note and is secured by a first position lien on certain oil and natural gas assets of the Company.

On January 26, 2011, the Company issued a secured note payable in the amount of $25,000. This note matures on January 26, 2012, bears interest at 12% on the face value of the note and is secured by a first position lien on certain oil and natural gas assets of the Company.

On January 28, 2011, the Company issued secured notes payable in the amount of $50,000. These notes matures on January 26, 2012, bear interest at 12% on the face value of the notes and are secured by a first position lien on certain oil and natural gas assets of the Company.

NOTE 8 - STOCKHOLDER'S EQUITY

On January 13, 2011, the Company issued 5,000,000 shares of common stock at $0.0129 per share (the underlying fair market value of the common stock), for a total of $64,500, for the acquisition of oil and gas properties.

On March 1, 2011, the Company issued 5,000,000 shares of common stock at $0.017 per share (the underlying fair market value of the common stock), for a total of $85,000, for the acquisition of oil and gas properties.

Effective April 22, 2010, the Company and an investor signed a subscription agreement to purchase a total of 4,800,000 shares of the Company's common stock at $0.04167 per share (the underlying fair market value of the common stock) plus 180,000,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.0833 per share for a total amount of $200,000.

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

                                                                  Weighted
                                                    Range of      Average
                                                    Exercise      Exercise
                                     Shares          Prices        Price
                                   -----------      -------       -------
Outstanding at December 31, 2010   180,000,000      $0.0833       $0.0833
Warrants granted                            --      $    --       $    --
Warrants cancelled or expired               --      $    --       $    --
                                   -----------      -------       -------

Outstanding at March 31, 2011      180,000,000      $0.0833       $0.0833
                                   ===========      =======       =======

Effective December 21, 2010 and in connection with the issuance of a secured note payable, the Company issued the lender 80,000 shares of common stock at the fair market value of $0.019 or $1,520. The amount is recorded as a discount on the related Note and will be amortized over the 6 month term and expensed as interest.

NOTE 9 - INCOME TAXES

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing tax benefits. There are no unrecognized tax benefits that if recognized would affect the tax rate. There were no interest or penalties recognized as of the date of adoption or for the three months ended March 31, 2011. The Company files tax returns in the U.S. and states in which it has operations and is subject to taxation. Each of the Company's tax years from 2009 remains open to examination by taxing authorities.

The Company's effective tax rate for continuing operations for the three months ended March 31, 2011 and 2010 was approximately 0% and 0%, respectively because the Company had no taxable income in either year.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

In March 2011, the Company entered into an agreement with a third party company to sell an interest in one of the Company's oil and gas properties. This agreement also provides for participation of this third party and funding by this third party company of drilling of new oil and gas wells on Company held properties. As of May 10, 2011 this has not closed pending transfer of the required cash consideration by the third party company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 15, 2011.

THIS FILING, INCLUDING BUT NOT LIMITED TO "MANAGEMENT'S DISCUSSION AND ANALYSIS", CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED," "BELIEVE," "EXPECT," "PLAN," "INTEND," "SEEK," "ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD- LOOKING STATEMENTS AS A RESULT OF SEVERAL FACTORS, INCLUDING THE RISKS FACED BY US AS DESCRIBED BELOW AND ELSEWHERE IN THIS FORM 10-Q AS WELL AS IN OUR FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 15, 2011. IN LIGHT OF THESE RISKS AND UNCERTAINTIES THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-Q WILL OCCUR. WE HAVE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE, EXCEPT AS REQUIRED BY FEDERAL SECURITIES LAWS AND WE CAUTION YOU NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE MAY NOT UPDATE THESE FORWARD-LOOKING STATEMENTS, EVEN THOUGH OUR SITUATION MAY CHANGE IN THE FUTURE.

INTRODUCTION AND OVERVIEW

On April 16, 2010 the Company changed its plan of operations from developing health and safety products to an independent oil and gas company focusing on production, acquisitions and developmental drilling opportunities within proven producing areas of north, central and west Texas. As such, the results of operations for the three months ended March 31, 2011, are not comparable to the results of operations for the three months ended to March 31, 2010, nor are the assets, liabilities and stockholders' equity at March 31, 2011 comparable to the assets, liabilities and stockholders' equity at March 31, 2010.

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

We have a limited operating history and minimal proven reserves, production and cash flow. To date, we have had limited revenues and have not been able to generate sustainable positive earnings. Our management cannot provide any assurances that the Company will ever operate profitably. As a result of our limited operating history, we are more susceptible to the numerous business, investment and industry risks that have been described in Item 1A. Risk Factors of our Form 10-K.

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

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE SAME PERIOD ENDED MARCH 31, 2010

The following table presents a summary of our results of operations.

                                              For the        For the
                                            three months   three months
                                               ended          ended
                                              March 31,      March 31,
                                                2011           2010
                                              --------       --------
Oil and gas sales                             $     --       $     --
Professional fees                               17,383          8,363
General and administrative expenses             11,588          4,344
Interest expense                                 3,896             --
                                              --------       --------

Net loss                                      $ 32,867       $ 12,707
                                              ========       ========

PROFESSIONAL FEES

The professional fees of $17,383 incurred during the three months ended March 31, 2011 were comprised predominantly of engineering fees associated with properties that the Company decided not to pursue and accounting fees.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company incurred $11,588 in general and administrative expenses during the three months ended March 31, 2011. These expenses were comprised of costs associated with operations, such as utilities.

During the three months ended March 31, 2011 the Company focused on acquiring drilling rights in north central Texas. This entailed:

     * identifying opportunities in existing oil and natural gas producing areas;
     * evaluating the production history of producing wells in the general vicinity of the opportunity;
     *    researching the legal title to the identified properties;
     * negotiating the terms and conditions with the landowners and/or working interest owners; and
     *    drilling one well.

As of May 10, 2011 the Company has not completed the well and has not determined whether it is commercially viable. The Company had no sales of oil and natural gas during the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL
                                           March 31,         March 31,
                                             2011              2010
                                           --------          --------
          Current assets                   $ 66,273          $337,168
          Current liabilities               840,660           663,591
          Working capital deficit          $795,621          $326,423

The Company had $64,612 in cash at March 31, 2011.

The Company does not currently have the cash to fund the level of activity required on its existing properties. As set out in the Company's strategic focus, included herein, the Company will seek to arrange the funding by some combination of: (i) proceeds from the sale of oil and natural gas produced from wells once they are completed; (ii) the sale of a portion of the Company's working interest in wells to be drilled; (iii) the incurrence of interest bearing debt, which may include the issuance of equity securities, such as warrants, preferred stock and/or common stock, to enhance the yield of the lender and thus increase the effective interest rate of the Company; and (iv) the issuance of equity instruments, such as warrants, preferred stock and/or common stock.

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

NOTES PAYABLE

During the period January 28, 2011 through January 31, 2011 the Company issued three additional secured notes payable, each in the amount of $25,000, for a total of $75,000. All of the notes mature on January 26, 2012 and bear interest at 12% of the face value of the note. These notes payable are secured by a first position lien on certain oil and natural gas assets of the Company. In conjunction with the issuance of these secured notes payable, the Company conveyed a small working interest in the wells to be drilled with the proceeds of these notes payable.

OIL AND NATURAL GAS PRODUCTION COSTS

The Company did not have, at March 31, 2011, any producing wells, nor does it at May 10, 2011. At such time as the Company completes one or more wells and commences production of oil and natural gas it will incur production costs. These production costs will be funded from the proceeds from the sale of the oil and natural gas produced from those wells.

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

CASH FLOWS

CASH FLOW USED IN OPERATING ACTIVITIES

The Company used $18,909 in operating activities during the three months ended March 31, 2011. This is the result of an increase in accounts payable and a decrease accounts payable related party coupled with the net loss of $32,867 attributable to the professional fees and general administrative expenses.

CASH FLOW PROVIDED BY INVESTING ACTIVITIES

The Company invested $377,556 related to the acquisition and deposits on oil and natural gas properties.

CASH FLOW PROVIDED BY FINANCING ACTIVITIES

The Company raised a net of $123,909 from its financing activities, including $75,000 from the issuance of secured notes payable and $48,909 from the receipt of a deposit that will be used to drill a well, which will then be accounted for as a reduction in the investment in oil and natural gas properties.

CAPITAL EXPENDITURES

As of March 31, 2011 the Company had committed approximately $50,000 to work-over a well.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company's internal control over financial reporting occurred during the three months ended March 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 13, 2011, the Company issued 5,000,000 shares of common stock valued at $64,500 for the purchase of oil and gas investment properties.

On March 1, 2011, the Company issued 5,000,000 shares of common stock valued at $85,000 for the purchase of oil and gas investment properties.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended March 31, 2011, the Company did not submit any matters to a vote of its security holders.

ITEM 5. OTHER INFORMATION

The Company does not have any other material information to report with respect to the three months ended March 31, 2011.

ITEM 6. EXHIBITS

No.                                Exhibit
---                                -------
4.01     Form of Warrant*

4.02     Form of Stock Grant Agreement*

4.03     Form of Note*

4.04     Form of Promissory Note*

10.01    Form of Subscription Agreement*

10.02    Form of Deed Of Trust, Security Agreement And Assignment Of Production*

10.03    RMJ Subscription Agreement-Montague Well*

10.04    RMJ Subscription Agreement-Montague Lease*

10.05    RMJ Participation Agreement-Witchita Well*

10.06    RMJ Subscription Agreement-Denton Well*

10.07    Viejo Letter Agreement*

10.08    EEI Purchase Agreement*

10.09    EEI Amendment to Purchase Agreement*

10.10    Polar Participation Agreement*

10.11    Asset Purchase and Sale Agreement*

14.01    Code of Ethics*

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

----------
* Incorporated by reference to the exhibits included with the Company's Form 10K, as filed on April 15, 2011.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPAZ RESOURCES, INC.
(Registrant)


/s/ Edward J. Munden                                         Dated: May 16, 2011
---------------------------------------------
Edward J. Munden
President and Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)