Form 10-Q
period 2011-06-30
Topaz Resources, Inc.
filed 2011-08-22
CIK 1459764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 333-158721

TOPAZ RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Florida	24-4090511
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1012 North Masch Branch Road, Denton, TX 76207
(Address of principal executive offices)

940-243-1122
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 518,175,000 shares of the Registrant's $0.0001 par value common stock outstanding as of May 13, 2011.

TOPAZ RESOURCES, INC.

INDEX

PART I - FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION

12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

17

ITEM 4T. CONTROLS AND PROCEDURES

17

PART II - OTHER INFORMATION

18

ITEM 1. LEGAL PROCEEDINGS

18

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

18

ITEM 3. DEFAULT UPON SENIOR SECURITIES

18

ITEM 4. RESERVED

18

ITEM 5. OTHER INFORMATION

18

ITEM 6. EXHIBITS

18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TOPAZ RESOURCES, INC.
(Formerly Kids Germ Defense Corp.)
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$35,314	$337,168
Other receivables	43,744	-
Due from operator, related party	5,135	-
Total Current Assets	84,193	337,168

PROPERTY
Deposit on investment in unevaluated oil and natural gas properties	660,908	661,708
Investment in unevaluated oil and natural gas properties	217,078	84,406
Total Property	877,986	746,114
TOTAL ASSETS	$962,179	$1,083,282

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$41,034	$21,815
Accounts payable, related party	123,729	28,164
Accrued interest	8,371	-
Deposit	-	300,000
Due to working interest owner	10,341	-
Note payable, net of unamortized discount of $760 and $1,338, respectively	114,240	38,612
Note payable - Related Party	275,000	275,000
Total Current Liabilities	572,715	663,591

STOCKHOLDERS' (DEFICIT)
Preferred stock; $0.0001 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 700,000,000 shares
authorized; 518,175,000 and 508,175,000 shares issued and
outstanding at June 30, 2011 and December 31, 2010, respectively	50,893	50,818
Common stock payable	157,500	157,500
Additional paid-in capital	515,614	366,189
Accumulated deficit during development stage	(334,543)	(154,816)
Total Stockholders' Deficit	389,464	419,691
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$962,179	$1,083,282

The accompanying notes are an integral part of these financial statements.

TOPAZ RESOURCES, INC.
(Formerly Kids Germ Defense Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	From January 16, 2009 (Inception) to June 30, 2011
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$30,728	$-	$30,728	$-	$30,728

OPERATING EXPENSES
Professional fees expense	9,652	13,596	27,035	21,959	132,890
Depletion expense	3,415	-	3,415	-	3,415
Impairment of oil and gas properties	135,585	-	135,585	-	135,585
General and administrative expenses	23,033	2,533	34,621	6,877	84,688
TOTAL OPERATING EXPENSES	171,685	16,129	200,656	28,836	356,578

LOSS FROM OPERATIONS	(140,957)	(16,129)	(169,928)	(28,836)	(325,850)

OTHER INCOME (EXPENSE)
Interest expense	(5,903)	-	(9,799)	-	(12,220)
Interest income	-	361	-	361	3,527
TOTAL OTHER INCOME (EXPENSE)	(5,903)	361	(9,799)	361	(8,693)

LOSS BEFORE TAXES	(146,860)	(15,768)	(179,727)	(28,475)	(334,543)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(146,860)	$(15,768)	$(179,727)	$(28,475)	$(334,543)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	517,800,000	503,439,560	515,661,188	501,629,834

The accompanying notes are an integral part of these financial statements.

TOPAZ RESOURCES, INC.
(Formerly Kids Germ Defense Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended	From January 16, 2009 (Inception) to June 30, 2011
	June 30,	June 30,
	2011	2010
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(179,727)	$(28,475)	$(334,543)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Amortization of discount on notes payable	628	-	760
Depletion	3,415	-	3,415
Stock issued for expenses	-	-	17,280
Contribution from shareholder	-	38,207	38,207
Increase in other receivables and other current assets	(48,879)	(361)	(48,879)
Increase (decrease) in:
Accounts payable and accrued expenses	77,243	(19,145)	127,222
Due to working interest owner	10,341	-	10,341
Accrued interest	8,371	-	8,371
Net cash provided (used) by operating activities	(128,608)	(9,774)	(177,826)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of oil and gas properties	51,754	-	(33,451)
Deposit on oil and gas properties	-	-	(789,318)
Proceeds from sale of oil and gas properties	-	-	403,409
Net cash provided (used) by investing activities	51,754	-	(419,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from stockholder	-	-	18,000
Repayment of advances from stockholder	-	(18,000)	(18,000)
Proceeds from issuance of notes payable	75,000	(150,000)	115,000
Deposit for sale of working interest	(300,000)	-	-
Increase in common stock payable	-	-	157,500
Proceeds from sale of common stock for cash	-	200,500	360,000
Net cash provided by financing activities	(225,000)	32,500	632,500

Net increase (decrease) in cash and cash equivalents	(301,854)	22,726	35,314

Cash, beginning of period	337,168	25,254	-

Cash, end of period	$35,314	$47,980	$35,314

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock for acquisition of oil and gas properties	$149,500	$-	$149,500
Acquisition of oil and gas investments for accounts payable	$37,541	$-	$37,541

The accompanying notes are an integral part of these financial statements.

TOPAZ RESOURCES, INC.

(FORMERLY KIDS GERM DEFENSE CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2011

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

Effective April 16, 2010, the Company changed its name from Kids Germ Defense Corp. to Topaz Resources, Inc.

On April 16, 2010 the Company commenced oil and gas exploration activities. As of June 30, 2011, the Company has not achieved its planned principal operations from its oil and gas operations. Accordingly, the Company's activities are considered to be those of a "Development Stage Enterprise". Among the disclosures required, are that the Company's financial statements be identified as those of a development stage enterprise. In addition, the statements of operations, stockholders equity (deficit) and cash flows are required to disclose all activity since the Company's date of inception. The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company achieves planned principle operations.

CONSOLIDATION

The accompanying condensed consolidated financial statements include all accounts of Topaz and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended June 30, 2011 and 2010 and the Period January 16, 2009 (Date of Inception) through June 30, 2011, (b) the financial position at June 30, 2011 and December 31, 2010, and (c) cash flows for the periods ended June 30, 2011 and 2010, and the Period January 16, 2009 (Date of Inception) through June 30, 2011, have been made.

The unaudited condensed financial statements and notes are presented in accordance with SEC Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2010. The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of those to be expected for the entire year.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid instruments with a maturity of three months or less to be cash equivalents. The Company had $35,314 in cash and cash equivalents at June 30, 2011.

TOPAZ RESOURCES, INC.

(FORMERLY KIDS GERM DEFENSE CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2011

REVENUE RECOGNITION

We recognize revenue when all of the following criteria have been met: (i) evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed and determinable and (iv) collectibility is reasonably assured.

•

Evidence of an arrangement exists when a final understanding between us and our customer has occurred, and can be evidenced by a completed customer purchase order, field ticket, supplier contract, or master service agreement.

•	Delivery has occurred or services have been rendered when we have completed requirements pursuant to the terms of the arrangement as evidenced by a field ticket or service log.

•

The price to the customer is fixed and determinable when the amount that is required to be paid is agreed upon. Evidence of the price being fixed and determinable is evidenced by contractual terms, our price book, a completed customer purchase order, or a completed customer field ticket.

•

Collectability is reasonably assured when we screen our customers and provide goods and services to customers according to determined credit terms that have been granted in accordance with our credit policy.

We present our revenues net of any sales taxes collected by us from our customers that are required to be remitted to local or state governmental taxing authorities.

We review our contracts for multiple element revenue arrangements. Deliverables will be separated into units of accounting and assigned fair value if they have standalone value to our customer, have objective and reliable evidence of fair value, and delivery of undelivered items is substantially controlled by us. We believe that the negotiated prices for deliverables in our services contracts are representative of fair value since the acceptance or non-acceptance of each element in the contract does not affect the other elements.

EARNINGS PER SHARE

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

ADVERTISING

The Company expenses advertising costs as incurred. There were no advertising costs incurred during the fiscal quarter ending June 30, 2011.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has evaluated all accounting pronouncements through the issuance of these financial statements and there were no new accounting pronouncements that had a significant impact on the Company's operating results, financial position or financial statements..

TOPAZ RESOURCES, INC.

(FORMERLY KIDS GERM DEFENSE CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2011

NOTE 2 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three and six months ended June 30, 2011 and since inception through June 30, 2011, the Company has had a net loss of $146,860 and $179,727, respectively. As of June 30, 2011, the Company has not emerged from the development stage. In view of these matters, there is substantial doubt that the Company will continue as a going concern and will be dependent upon the Company's ability to begin operations and achieve a level of profitability.

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

NOTE 3 - INVESTMENT IN OIL AND NATURAL GAS PROPERTIES

The amounts capitalized as oil and natural gas properties were incurred for the purchase, exploration and ongoing development of properties.

	Acquisition Costs	Evaluation Costs	Total
Balance at December 31, 2010	25,000	59,406	84,406
Costs incurred on exploratory activities during the six months ended June 30, 2011	99,500	168,757	268,257
Impairment of oil and natural gas properties during the six months ended June 30, 2011		(135,585)	(135,585)
Balance at June 30, 2011	$424,500	$225,303	$217,078

The Company considers that all of its oil and natural gas properties are unevaluated and that the Company has no proved reserves.  The Company began a rework of an existing well in May 2011 and finished the work in July 2011.  This rework resulted in limited production and sale of natural gas in the amount of an estimated 17,714 net thousand cubic feet of natural gas during the quarter ending June 30, 2011.  The Company considers that, as at June 30, 2011, the well had not demonstrated sufficient production history to classify this as a proved developed property.  We expect to make that determination in the coming months.

Pursuant to Securities and Exchange Regulation S-X Rule 4-10, the Company’s accounting policy is to follow the “full cost” accounting method, including depletion under the unit of production method.  Although the Company has determined that it has no proved reserves we will be accruing limited sales during this quarter.  Therefore we considered it prudent to recognize a depletion expense against that revenue.  We do not have an independent engineering reserve study report so we have made a rough estimate of 561,848 net thousand cubic feet of recoverable natural gas to the Company’s ownership interest based on analogue production and a rough estimate of future production.  This resulted in a depletion expense for this quarter of $3,415.

Properties which are not being amortized are assessed quarterly, on a field-by-field and a project-by-project basis, to determine whether they are recorded at the lower of cost or fair market value. During the first and second quarter of 2011, the Company drilled a new well which did not produce commercial quantities of hydrocarbons and has been declared a dry hole. As a result, an impairment cost of $135,585 was recognized as of June 30, 2011.

TOPAZ RESOURCES, INC.

(FORMERLY KIDS GERM DEFENSE CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2011

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

June 30, 2011
Beginning balance	$661,708
Lease acquisition costs	—
Exploratory well drilling costs (reclassification)	(800)
Less proceeds from sale of working interests	—
$660,908

NOTE 5 - RELATED PARTY TRANSACTIONS

On October 23, 2010 the Company entered into an agreement to acquire from Dark Horse Operating Co., L.L.C. (DHOC"), an affiliate of the Company, its interest in 766,562 net acres in north central Texas. In consideration of this the Company agreed to pay $275,000, committed to issue 3,000,000 shares of its Common Stock, which is recorded as common stock payable of $157,500 in the accompanying balance sheet and assumed liabilities of $21,234. The property was assigned by Dark Horse Operating Co., L.L.C. to the Company on April 13, 2011.  As of June 30, 2011, the Company has not paid the cash consideration of $275,000 and has not issued the 3,000,000 shares to DHOC.

DHOC is an affiliate of the Company because two of the officers, one of whom is also a director of the Company, own DHOC. The Company has adopted a policy that requires that the two officers not participate in discussions or votes regarding matters involving DHOC.

NOTE 6-- DEPOSIT

The Company agreed to sell a working interest in an oil and natural gas well at such time as the Company had acquired and completed that well for production of oil and natural gas. The Company received a $300,000 deposit towards the costs to acquire and complete the well.  The transactions to acquire the well closed in January and February 2011 and the work to complete the well began in May and finished in July 2011.  For the quarter ending June 30, 2011 the deposit amount has been netted against the Company’s investment in this well.

NOTE 7 - NOTES PAYABLE

On December 21, 2010, the Company issued a secured note payable in the amount of $40,000. This note bears interest at 12% on the face value of the note and is secured by a first position lien on certain oil and natural gas assets of the Company.  This note matured on June 21, 2011 and the Company is currently in discussions with the Note holder to modify the terms of the note.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2011

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

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 31, 2010	180,000,000	$0.0833	$0,0833
Warrants granted	—	$—	$—
Warrants cancelled or expired	—	$—	$—

Outstanding at June 30, 2011	180,000,000	$0.0833	$0.0833

Effective December 21, 2010 and in connection with the issuance of a secured note payable, the Company issued the lender 80,000 shares of common stock at the fair market value of $0.019 or $1,520. The amount is recorded as a discount on the related Note and was amortized over the 6 month term and expensed as interest.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing tax benefits. There are no unrecognized tax benefits that if recognized would affect the tax rate. There were no interest or penalties recognized as of the date of adoption or for the six months ended June 30, 2011. The Company files tax returns in the U.S. and states in which it has operations and is subject to taxation. Each of the Company's tax years from 2009 remains open to examination by taxing authorities.

The Company's effective tax rate for continuing operations for the six months ended June 30, 2011 and 2010 was approximately 0% and 0%, respectively because the Company had no taxable income in either year.

TOPAZ RESOURCES, INC.

(FORMERLY KIDS GERM DEFENSE CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2011

	June 30, 2011	June 30, 2010
Loss	$(179,727)	$(28,475)
Deferred Tax Asset (30%)	$53,918	$8,543
Impairment of Deferred Tax Asset	$(53,918)	$(8,543)
Net Deferred Tax Asset	$0	$0

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

In January 2011, the Company entered into an agreement to lease oil and gas property contiguous with existing leased oil and gas properties held by the Company. During the first and second quarters of 2011, the Company drilled a new well on this newly leased property which did not produce commercial quantities of hydrocarbons and has been declared a dry hole. Immediately prior to commencing the drilling of this well, the Company received $75,000 of proceeds from the issuance of three (3) separate 12% Senior Secured Notes. The Notes bear 12% interest and are due and payable on January 26, 2012. In January 2011, the Company also sold an interest in this well to another third party company.  This third party company has lost his investment and retains no further interest in the lease or the well.

In March 2011, the Company entered into an agreement with a third party company to sell an interest in one of the Company's oil and gas properties. This agreement also provided for participation of this third party and funding by this third party company of drilling of new oil and gas wells on Company held properties. This transaction did not close because the required cash consideration by the third party company was not received by the Company.  The agreement has been terminated.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the date the Financial Statements were issued through the date of this filing and has determined that there are no items to disclose.

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

INTRODUCTION AND OVERVIEW

On April 16, 2010 the Company changed its plan of operations from developing health and safety products to an independent oil and gas company focusing on production, acquisitions and developmental drilling opportunities within proven producing areas of north, central and west Texas. As such, the results of operations for the three and six months ended June 30, 2011, are not comparable to the results of operations for the three and six months ended June 30, 2010, nor are the assets, liabilities and stockholders' equity at June 30, 2011 comparable to the assets, liabilities and stockholders' equity at June 30, 2010.

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

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SAME PERIOD ENDED JUNE 30, 2010

The following table presents a summary of our results of operations.

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2011	2010
	(unaudited)	(unaudited)
Revenues	$30,728	$-
Professional fees expense	9,652	13,596
Impairment of oil and gas properties	135,585	-
General and administrative expenses	26,448	2,533
Interest expense	5,903	-
Interest income	-	361
NET LOSS	$(146,860)	$(15,768)

REVENUES

The revenues of $30,728 are the result of a rework of an existing well which resulted in the limited production and sale of natural gas in the amount of an estimated 17,714 net thousand cubic feet of natural gas during the three months ended June 30, 2011.

PROFESSIONAL FEES

The professional fees of $9,652 incurred during the three months ended June 30, 2011 were comprised predominantly of engineering fees associated with properties that the Company decided not to pursue and accounting fees.

IMPAIRMENT OF OIL AND GAS PROPERTIES

The Company incurred $135,585 impairment of oil and gas properties is a result of the Company drilling a new well which did not produce commercial quantities of hydrocarbons and has been declared a dry hole.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company incurred $26,448 in general and administrative expenses during the three months ended June 30, 2011. These expenses were comprised of costs associated with operations, such as utilities.

INTEREST EXPENSE

The Company incurred $5,903 in interest expense for the three months ended June 30, 2011.  The interest expense is a result of the interest on the outstanding debt and the amortization of the discount on the debt.

THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SAME PERIOD ENDED JUNE 30, 2010

The following table presents a summary of our results of operations.

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2011	2010
	(unaudited)	(unaudited)
Revenues	$30,728	$-
Professional fees expense	27,035	21,959
Impairment of oil and gas properties	135,585	-
General and administrative expenses	38,036	6,877
Interest expense	9,799	-
Interest income	-	361
NET LOSS	$(179,727)	$(28,475)

REVENUES

The revenues of $30,728 are the result of a rework of an existing well which resulted in the limited production and sale of natural gas in the amount of an estimated 17,714 net thousand cubic feet of natural gas during the six months ended June 30, 2011.

PROFESSIONAL FEES

The professional fees of $27,035 incurred during the six months ended June 30, 2011 were comprised predominantly of engineering fees associated with properties that the Company decided not to pursue and accounting fees.

IMPAIRMENT OF OIL AND GAS PROPERTIES

The Company incurred $135,585 impairment of oil and gas properties is a result of the Company drilling a new well which did not produce commercial quantities of hydrocarbons and has been declared a dry hole.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company incurred $38,036 in general and administrative expenses during the six months ended June 30, 2011. These expenses were comprised of costs associated with operations, such as utilities.

INTEREST EXPENSE

The Company incurred $9,799 in interest expense for the six months ended June 30, 2011.  The interest expense is a result of the interest on the outstanding debt and the amortization of the discount on the debt.

During the six months ended June 30, 2011 the Company focused on acquiring drilling rights in north central Texas. This entailed:

•

identifying opportunities in existing oil and natural gas producing areas;

•

evaluating the production history of producing wells in the general vicinity of the opportunity;

•

researching the legal title to the identified properties;

•

negotiating the terms and conditions with the landowners and/or working interest owners;

•

drilling and completing one new well; and

•

reworking one existing well.

The Company determined that the new well was not commercially viable. The reworking of the existing well resulted in estimated sales of 17,714 net thousand cubic feet of natural gas during the three months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

	June 30, 2011	June 30, 2010
Current assets	$84,193	$198,341
Current liabilities	572,715	16,243
Working capital deficit	(488,522)	182,098

The Company had $35,314 in cash at June 30, 2011.

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

NOTES PAYABLE

On December 21, 2010, the Company issued a secured note payable in the amount of $40,000. This note bears interest at 12% on the face value of the note and is secured by a first position lien on certain oil and natural gas assets of the Company.  This note matured on June 21, 2011 and the Company is currently in discussions with the Note holder to modify the terms of the note.

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

OIL AND NATURAL GAS PRODUCTION COSTS

The Company has one well that that has recently began to produce.  Although the Company has accrued limited production and sales of natural gas during this quarter from this well, as of August 4, 2011 the Company has not yet received the cash proceeds from this sale of natural gas. As the Company completes wells and begins to produce oil and natural gas it will incur production costs. These production costs will be funded from the proceeds of the sale of the oil and natural gas produced from those wells.

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

CASH FLOWS

CASH FLOW USED IN OPERATING ACTIVITIES

The Company used $132,023 in operating activities during the six months ended June 30, 2011. This is the result of an increase in accounts payable partially offset by the increase in other receivables and other current assets coupled with the net loss of $179,727 attributable to the professional fees, impairment of oil and gas properties and general administrative expenses.

CASH FLOW PROVIDED BY INVESTING ACTIVITIES

The Company invested $55,169 related to the acquisition and deposits on oil and natural gas properties.

CASH FLOW PROVIDED BY FINANCING ACTIVITIES

The Company used a net of $225,000 from its financing activities, including $75,000 from the issuance of secured notes payable and $300,000 from the application of a deposit that was used to acquire and complete a well.

CAPITAL EXPENDITURES

As of June 30, 2011 the Company has no capital spending commitments.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company's internal control over financial reporting occurred during the three months ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

The Company does not have any other material information to report with respect to the three months ended June 30, 2011.

ITEM 6. EXHIBITS

31.1	Certification of President, Chief Executive Officer and Principal Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer and Principal Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer and Principal Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer and Principal Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPAZ RESOURCES, INC. (Registrant)

/s/ EDWARD J MUNDEN	Dated:	August 22, 2011
Edward J. Munden
President and Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)