Form 10-Q
period 2011-09-30
Topaz Resources, Inc.
filed 2011-11-15
CIK 1459764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2011
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

Kids Germ Defense Corp.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 518,175,000 shares of the Registrant's $0.0001 par value common stock outstanding as of November 4, 2011.

TOPAZ RESOURCES, INC.

INDEX

PART I - FINANCIAL INFORMATION

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION

12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK

17

ITEM 4T. CONTROLS AND PROCEDURES

17

PART II - OTHER INFORMATION

18

ITEM 1. LEGAL PROCEEDINGS

18

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

18

ITEM 3. DEFAULT UPON SENIOR SECURITIES

18

ITEM 4. RESERVED

18

ITEM 5. OTHER INFORMATION

18

ITEM 6. EXHIBITS

18

SIGNATURES

19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOPAZ RESOURCES, INC. (Formerly Kids Germ Defense Corp.) (A Development Stage Company) CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$8,300	$337,168
Other receivables	55,517	-

Total Current Assets	63,817	337,168

PROPERTY
Deposit on investment in unevaluated oil and natural gas properties	660,908	661,708
Investment in unevaluated oil and natural gas properties	216,326	84,406
Total Property	877,234	746,114

TOTAL ASSETS	$941,051	$1,083,282

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$37,249	$21,815
Accounts payable, related party	31,838	28,164
Accrued interest	14,276	-
Due to operator, related party	3,727	-
Due to joint venture	3,302	-
Deposit	-	300,000
Due to working interest owner	9,346	-
Note payable, net of unamortized discount of $760 and $1,338, respectively	114,620	38,612
Note payable - Related Party	275,000	275,000
Total Current Liabilities	489,358	663,591

STOCKHOLDERS' EQUITY
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 700,000,000 shares authorized; 518,175,000 and 508,175,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	50,893	50,818
Common stock payable	157,500	157,500
Additional paid-in capital	515,614	366,189
Accumulated deficit during development stage	(272,314)	(154,816)
Total Stockholders' Equity	451,693	419,691

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$941,051	$1,083,282

The accompanying notes are an integral part of these financial statements.

TOPAZ RESOURCES, INC. (Formerly Kids Germ Defense Corp.) (A Development Stage Company) STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	From January 16, 2009 (Inception) to September 30, 2011
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$61,172	$-	$91,900	$-	$91,900

OPERATING EXPENSES
Professional fees expense	7,550	44,313	31,735	66,272	137,590
Depletion expense	4,610	-	8,025	-	8,025
Impairment of oil and gas properties	-	-	103,366	-	103,366
General and administrative expenses	20,199	1,462	48,588	8,339	98,655
TOTAL OPERATING EXPENSES	32,359	45,775	191,714	74,611	347,636

INCOME (LOSS) FROM OPERATIONS	28,813	(45,775)	(99,814)	(74,611)	(255,736)

OTHER INCOME (EXPENSE)
Interest expense	(7,885)	-	(17,684)	-	(20,105)
Interest income	-	2,123	-	2,123	3,527
TOTAL OTHER INCOME (EXPENSE)	(7,885)	2,123	(17,684)	2,123	(16,578)

INCOME (LOSS) BEFORE TAXES	20,928	(43,652)	(117,498)	(72,488)	(272,314)

INCOME TAX EXPENSE	-	-	-	-	-

NET INCOME (LOSS)	$20,928	$(43,652)	$(117,498)	$(72,488)	$(272,314)

NET INCOME (LOSS) PER COMMON SHARE,BASIC AND DILUTED	$0.00	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	518,175,000	504,600,000	516,838,004	502,630,770

The accompanying notes are an integral part of these financial statements.

TOPAZ RESOURCES, INC.
(Formerly Kids Germ Defense Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Nine Months Ended	Nine Months Ended	From January 16, 2009 (Inception) to September 30, 2011
	September 30,	September 30,
	2011	2010
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(117,498)	$(72,488)	$(272,314)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization of discount on notes payable	1,008	-	1,140
Depletion	8,025	-	8,025
Stock issued for expenses	-	-	17,280
Contribution from shareholder	-	38,207	38,207
Increase in other receivables and other current assets	(55,517)	(2,123)	(55,517)
Increase (decrease) in:
Accounts payable and accrued expenses	(18,433)	(29,258)	31,546
Due to working interest owner	9,346	-	9,346
Due to operator	3,727		3,727
Due to joint venture	3,302		3,302
Accrued interest	14,276	-	14,276
Net cash provided (used) by operating activities	(151,764)	(65,662)	(200,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of oil and gas properties	(252,904)	-	(37,309)
Deposit on oil and gas properties	800	-	(789,318)
Proceeds from sale of oil and gas properties	-	-	403,409
Net cash provided (used) by investing activities	(252,104)	-	(423,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from stockholder	-	-	18,000
Repayment of advances from stockholder	-	(18,000)	(18,000)
Proceeds from issuance of notes payable	75,000	-	115,000
Increase in notes receivable	-	(186,678)	-
Deposit for sale of working interest	-	-	-
Increase in common stock payable	-	125,000	157,500
Proceeds from sale of common stock for cash	-	200,500	360,000
Net cash provided by financing activities	75,000	120,822	632,500

Net increase (decrease) in cash and cash equivalents	(328,868)	55,160	8,300

Cash, beginning of period	337,168	25,254	-

Cash, end of period	$8,300	$80,414	$8,300

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock for acquisition of oil and gas properties	$149,500	$-	$149,500
Acquisition of oil and gas investments for accounts payable	$37,541	$-	$37,541

The accompanying notes are an integral part of these financial statements.

TOPAZ RESOURCES, INC.

(FORMERLY KIDS GERM DEFENSE CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

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

Effective April 16, 2010, the Company changed its name from Kids Germ Defense Corp. to Topaz Resources, Inc.

On April 16, 2010 the Company commenced oil and gas exploration activities. As of September 30, 2011, the Company has not achieved its planned principal operations from its oil and gas operations. Accordingly, the Company's activities are considered to be those of a "Development Stage Enterprise". Among the disclosures required, are that the Company's financial statements be identified as those of a development stage enterprise. In addition, the statements of operations, stockholders equity (deficit) and cash flows are required to disclose all activity since the Company's date of inception. The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company achieves planned principle operations.

CONSOLIDATION

The accompanying condensed consolidated financial statements include all accounts of Topaz and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended September 30, 2011 and 2010 and the Period January 16, 2009 (Date of Inception) through September 30, 2011, (b) the financial position at September 30, 2011 and December 31, 2010, and (c) cash flows for the periods ended September 30, 2011 and 2010, and the Period January 16, 2009 (Date of Inception) through September 30, 2011, have been made.

The unaudited condensed financial statements and notes are presented in accordance with SEC Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2010. The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of those to be expected for the entire year.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid instruments with a maturity of three months or less to be cash equivalents. The Company had $8,300 in cash and cash equivalents at September 30, 2011.

REVENUE RECOGNITION

We recognize revenue when all of the following criteria have been met: (i) evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed and determinable and (iv) collectability is reasonably assured.

TOPAZ RESOURCES, INC.

(FORMERLY KIDS GERM DEFENSE CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

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

ADVERTISING

The Company expenses advertising costs as incurred. There were no advertising costs incurred during the fiscal quarter ending September 30, 2011.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has evaluated all accounting pronouncements through the issuance of these financial statements and there were no new accounting pronouncements that had a significant impact on the Company's operating results, financial position or financial statements.

TOPAZ RESOURCES, INC.

(FORMERLY KIDS GERM DEFENSE CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

NOTE 2 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three and nine months ended September 30, 2011 and since inception through September 30, 2011, the Company has had a net income of $20,928 and net losses of $117,498 and $272,314, respectively. As of September 30, 2011, the Company has not emerged from the development stage.  In view of these matters, there is substantial doubt that the Company will continue as a going concern and will be dependent upon the Company's ability to begin operations and achieve a level of profitability.

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

NOTE 3 - INVESTMENT IN OIL AND NATURAL GAS PROPERTIES

The amounts capitalized as oil and natural gas properties were incurred for the purchase, exploration and ongoing development of properties.

	Acquisition Costs	Evaluation Costs	Total
Balance at December 31, 2010	25,000	59,406	84,406
Costs incurred on exploratory activities during the nine months ended September 30, 2011	99,500	168,757	268,257
Impairment of oil and natural gas properties during the nine months ended September 30, 2011		(103,366)	(103,366)
Balance at September 30, 2011	$124,500	$124,797	$216,326

The Company considers that all of its oil and natural gas properties are unevaluated and that the Company has no proved reserves.  The Company began a rework of an existing well in May 2011 and finished the work in July 2011.  This rework resulted in production and sale of natural gas in the amount of an estimated 75,078 net thousand cubic feet of natural gas during the nine months ending September 30, 2011.  The Company continues to evaluate the well and considers that, at September 30, 2011; the well had not demonstrated sufficient production history to classify this as a proved developed property.  We expect to make that determination in the coming months.

Pursuant to Securities and Exchange Regulation S-X Rule 4-10, the Company’s accounting policy is to follow the “full cost” accounting method, including depletion under the unit of production method.  Although the Company has determined that it has no proved reserves we will have sales during this quarter.  Therefore we considered it prudent to recognize a depletion expense against that revenue.  We do not have an independent engineering reserve study report so we have made a rough estimate of 557,495 net thousand cubic feet of remaining recoverable natural gas to the Company’s ownership interest based on analogue production and a rough estimate of future production.  This resulted in a depletion expense for the three and nine months ended of $4,610 and $8,025, respectively.

Properties which are not being amortized are assessed quarterly, on a field-by-field and a project-by-project basis, to determine whether they are recorded at the lower of cost or fair market value. During the nine months ended September 30, 2011, the Company drilled a new well which did not produce commercial quantities of hydrocarbons and has been declared a dry hole. As a result, an impairment cost of $103,366 was recognized as of September 30, 2011.

TOPAZ RESOURCES, INC.

(FORMERLY KIDS GERM DEFENSE CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

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

September 30, 2011
Beginning balance	$661,708
Lease acquisition costs	—
Exploratory well drilling costs (reclassification)	(800)
Less proceeds from sale of working interests	—
$660,908

NOTE 5 - RELATED PARTY TRANSACTIONS

On October 23, 2010 the Company entered into an agreement to acquire from Dark Horse Operating Co., L.L.C. (DHOC"), an affiliate of the Company, its interest in 766,562 net acres in north central Texas. In consideration of this the Company agreed to pay $275,000, committed to issue 3,000,000 shares of its Common Stock, which is recorded as common stock payable of $157,500 in the accompanying balance sheet and assumed liabilities of $21,234. The property was assigned by Dark Horse Operating Co., L.L.C. to the Company on April 13, 2011.  As of September 30, 2011, the Company has not paid the cash consideration of $275,000 and has not issued the 3,000,000 shares to DHOC.

DHOC is an affiliate of the Company because two of the officers, one of whom is also a director of the Company, own DHOC. The Company has adopted a policy that requires that the two officers not participate in discussions or votes regarding matters involving DHOC.

NOTE 6-- DEPOSIT

The Company agreed to sell a working interest in an oil and natural gas well at such time as the Company had acquired and completed that well for production of oil and natural gas. The Company received a $300,000 deposit towards the costs to acquire and complete the well.  The transactions to acquire the well closed in January and February 2011 and the work to complete the well began in May and finished in July 2011.  As of September 30, 2011 the deposit amount has been netted against the Company’s investment in this well.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

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

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 31, 2010	180,000,000	$0.0833	$0.0833
Warrants granted	—	$—	$—
Warrants cancelled or expired	—	$—	$—

Outstanding at September 30, 2011	180,000,000	$0.0833	$0.0833

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing tax benefits. There are no unrecognized tax benefits that if recognized would affect the tax rate. There were no interest or penalties recognized as of the date of adoption or for the nine months ended September 30, 2011. The Company files tax returns in the U.S. and states in which it has operations and is subject to taxation. Each of the Company's tax years from 2009 remains open to examination by taxing authorities.

TOPAZ RESOURCES, INC.

(FORMERLY KIDS GERM DEFENSE CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

The Company's effective tax rate for continuing operations for the nine months ended September 30, 2011 and 2010 was approximately 0% and 0%, respectively because the Company had no taxable income in either year.

	September 30, 2011	September 30, 2010
Loss	$ (117,498)	$ (72,488)
Deferred Tax Asset (30%)	$ 35,249	$ 21,746
Impairment of Deferred Tax Asset	$ (35,249)	$ (21,746)
Net Deferred Tax Asset	$ 0	$ 0

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

INTRODUCTION AND OVERVIEW

On April 16, 2010 the Company changed its plan of operations from developing health and safety products to an independent oil and gas company focusing on production, acquisitions and developmental drilling opportunities within proven producing areas of north, central and west Texas. As such, the results of operations for the three and nine months ended September 30, 2011, are not comparable to the results of operations for the three and nine months ended September 30, 2010, nor are the assets, liabilities and stockholders' equity at September 30, 2011 comparable to the assets, liabilities and stockholders' equity at September 30, 2010.

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

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE SAME PERIOD ENDED JUNE 30, 2010

The following table presents a summary of our results of operations.

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2011	2010
	(unaudited)	(unaudited)
Revenues	$61,172	$-
Professional fees expense	7,550	44,313
Impairment of oil and gas properties	-	-
Depletion expenses	4,610	-
General and administrative expenses	20,199	1,462
Interest expense	7,885	-
Interest income	-	2,123
NET INCOME (LOSS)	$20,928	$(43,652)

REVENUES

The revenues of $61,172 are the result of a rework of an existing well which resulted in the production and sale of natural gas in the amount of an estimated 22,910 net thousand cubic feet of natural gas during the three months ended September 30, 2011.

PROFESSIONAL FEES

The professional fees of $7,550 incurred during the three months ended September 30, 2011 were comprised of engineering accounting and audit fees.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company incurred $20,199 in general and administrative expenses during the three months ended September 30, 2011. These expenses were comprised of costs associated with operations, such as utilities.

INTEREST EXPENSE

The Company incurred $7,885 in interest expense for the three months ended September 30, 2011.  The interest expense is a result of the interest on the outstanding debt and the amortization of the discount on the debt.

THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE SAME PERIOD ENDED SEPTEMBER 30, 2010

The following table presents a summary of our results of operations.

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2011	2010
	(unaudited)	(unaudited)
Revenues	$91,900	$-
Professional fees expense	31,735	66,272
Depletion	8,025	-
Impairment of oil and gas properties	103,366	-
General and administrative expenses	48,588	8,339
Interest expense	17,684	-
Interest income	-	2,123
NET LOSS	$(117,498)	$(72,488)

REVENUES

The revenues of $91,900 are the result of a rework of an existing well which resulted in the production and sale of natural gas in the amount of an estimated 41,059 net thousand cubic feet of natural gas during the nine months ended September 30, 2011.

PROFESSIONAL FEES

The professional fees of $31,735 incurred during the nine months ended September 30, 2011 were comprised predominantly of engineering fees associated with properties that the Company decided not to pursue and accounting fees.

IMPAIRMENT OF OIL AND GAS PROPERTIES

The Company incurred $103,366 impairment of oil and gas properties is a result of the Company drilling a new well which did not produce commercial quantities of hydrocarbons and has been declared a dry hole.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company incurred $48,588 in general and administrative expenses during the nine months ended September 30, 2011. These expenses were comprised of costs associated with operations, such as utilities.

INTEREST EXPENSE

The Company incurred $17,684 in interest expense for the nine months ended September 30, 2011.  The interest expense is a result of the interest on the outstanding debt and the amortization of the discount on the debt.

During the nine months ended September 30, 2011 the Company focused on acquiring drilling rights in north central Texas. This entailed:

•

identifying opportunities in existing oil and natural gas producing areas;

•

evaluating the production history of producing wells in the general vicinity of the opportunity;

•

researching the legal title to the identified properties;

•

negotiating the terms and conditions with the landowners and/or working interest owners;

•

drilling and completing one new well; and

•

reworking one existing well.

The Company determined that the new well was not commercially viable. The reworking of the existing well resulted in estimated sales of 41,059 net thousand cubic feet of natural gas during the nine months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

	September 30, 2011	September 30, 2010
Current assets	$63,817	$269,215
Current liabilities	489,358	6,130
Working capital (deficit)	(425,541)	263,085

The Company had $8,300 in cash at September 30, 2011.

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

OIL AND NATURAL GAS PRODUCTION COSTS

The Company has one well that that began to produce in May 2011.  The Company has actual and accrued production and sales of natural gas during this quarter from this well.  As the Company completes wells and begins to produce oil and natural gas it will incur production costs. These production costs will be funded from the proceeds of the sale of the oil and natural gas produced from those wells.

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

CASH FLOWS

CASH FLOW USED IN OPERATING ACTIVITIES

The Company used $151,764 in operating activities during the nine months ended September 30, 2011. This is the result of an increase in accounts payable partially offset by the increase in other receivables and other current assets coupled with the net loss of $117,498 attributable to the professional fees, impairment of oil and gas properties and general administrative expenses.

CASH FLOW PROVIDED BY INVESTING ACTIVITIES

The Company invested $252,104 related to the acquisition and deposits on oil and natural gas properties.

CASH FLOW PROVIDED BY FINANCING ACTIVITIES

The Company used $75,000 in financing activities from the issuance of secured notes payable.

CAPITAL EXPENDITURES

As of September 30, 2011 the Company has no capital spending commitments.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company's internal control over financial reporting occurred during the three months ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

The Company does not have any other material information to report with respect to the three months ended September 30, 2011.

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

TOPAZ RESOURCES, INC. (Registrant)

/s/ EDWARD J MUNDEN	Dated:	November 14, 2011
Edward J. Munden
President and Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

19