Form 10-K
period 2011-12-31
Topaz Resources, Inc.
filed 2012-04-16
CIK 1459764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number 333-158721

Topaz Resources, Inc.

(Formerly Kids Germ Defense Corp.)
(Exact name of registrant as specified in its charter)

Florida	26-4090511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1012 North Masch Branch Road, Denton TX	76207-3640
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (940) 243-1122

Securities registered pursuant to Section 12(b) of the Exchange Act: Common Stock, $.0001 par value

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☐      No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price of $0.006 per share on June 29, 2011, as reported by the Over-the-Counter Bulletin Board was $3,109,050.

At April 11, 2012, the registrant had 518,175,000 outstanding shares of $0.0001 par value common stock.

TABLE OF CONTENTS

PART I

4

ITEM 1. DESCRIPTION OF BUSINESS

4

ITEM 2. DESCRIPTION OF PROPERTIES

14

ITEM 3. LEGAL PROCEEDINGS

16

ITEM 4. MINE SAFETY DISCLOSURES

16

PART II

17

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL

BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

17

ITEM 6. SELECTED FINANCIAL INFORMATION

18

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

19

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

26

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

27

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURES.

43

ITEM 9A(T).  CONTROLS AND PROCEDURES.

43

ITEM 9B.  OTHER INFORMATION.

44

PART III

44

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

44

ITEM 11. EXECUTIVE COMPENSATION

47

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

48

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

49

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

50

PART IV

51

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

51

GLOSSARY OF TERMS

52

SIGNATURES

55

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, assumptions, estimates and projections for the future of our business and our industry and are not statements of historical fact. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar expressions identify forward-looking statements. Examples of forward-looking statements include statements about the following:

•

our future operating results;

•

our future capital expenditures

•

our expansion and growth of operations; and

•

our future investments in and acquisitions of oil and natural gas properties.

We have based these forward-looking statements on assumptions and analyses made in light of our experience and our perception of historical trends, current conditions, and expected future developments. However, you should be aware that these forward-looking statements are only our predictions and we cannot guarantee any such outcomes. Future events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:

•

general economic and business conditions;

•

exposure to market risks in our financial instruments;

•

fluctuation in worldwide prices and demand for oil and natural gas;

•

fluctuations in the levels of our oil and natural gas exploration and development activities;

•

our ability to find, acquire and develop oil and natural gas properties;

•

risks associated with oil and natural gas;

•

competition for raw materials and customers in the oil and natural gas industry;

•

technological changes and developments in the oil and natural gas industry;

•

legislative and regulatory uncertainties, including proposed changes to federal tax law and climate change legislation, and potential environmental liabilities;

•

our ability to continue as a going concern;

•

our ability to secure additional capital to fund operations; and

•

other factors discussed elsewhere in this Form 10-K and in our other public filings, press releases, and discussions with Company management.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction - Oil and Gas Overview

Topaz Resources, Inc. and its wholly owned subsidiary Masch Branch Exploration LLC (referred to herein collectively or separately as “we,” “our,” “Topaz”, or the “Company”) is an independent oil and gas company focusing on production, acquisitions and developmental drilling opportunities within proven producing areas of north, central and west Texas.

Our objectives are to increase shareholder value, to enhance cash flows and to build a proven reserve base by pursuing a balanced strategy of:

•

remaining focused in our area of operation within north, central and west Texas where our management team has exploration and operating experience in

•

driving growth through internally generated projects;

•

exploiting and drilling our existing core properties to maximize reserve growth;

•

strategic reserve and leasehold acquisitions to supplement cash flow and to complement our drill-bit growth strategy; and

•

achieving operational control of our properties in order to manage our costs and development schedules.

Topaz is focused on obtaining the appropriate financing to allow the Company to execute a strategy of acquiring acreage and production within its area of operation and enhancing this acreage through drilling and well workovers.

We pursue oil and gas drilling opportunities by teaming with industry partners as a means of limiting our drilling risk. Prospects are generally brought to us by other oil and gas companies or individuals. We identify and evaluate prospective oil and gas properties to determine both the degree of risk and the commercial potential of the project. We seek projects that offer a mix of low risk with a potential of steady reliable revenue as well as projects with a higher risk, but that may also have a larger return. We strive to use modern technology to help us identify and develop potential oil and gas reservoirs and to mitigate our risk. We seek to maximize the value of our asset base by exploring and developing properties that have both production and reserve growth potential.

In most instances, we will seek to be operator of our oil and gas properties. As the operator, we are more directly in control of the timing, costs of drilling, completion and production operations on our projects.

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

We do not currently maintain insurance to cover our operations.  We are considering arranging appropriate insurance coverage during fiscal 2012, with policy limits and retention liability customary in the industry. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on our financial condition and results of operations. We cannot give any assurances that we will be able to arrange or maintain adequate insurance in the future at rates we consider reasonable.

Employees and Consultants

At December 31, 2011, we had no employees.  We engage consultants on an as-needed basis for accounting, technical, oil field, geological, and administrative services. Since we have no employees there is no collective bargaining agreement.  We may hire more employees in the next fiscal year as needed. All other services are currently contracted for with independent contractors. We have not obtained “key man” life insurance on any of our officers or directors.

Recent Developments

During the year ending December 31, 2010, Topaz agreed to cooperate with Dark Horse Operating Co. L.L.C. (“DHOPCO”) to drill a vertical Barnett Shale oil and natural gas well on one of the tracts within an approximately 1,187.75 acre lease in Montague County, Texas.  DHOPCO acted as operator on behalf of Topaz.

The well was successfully drilled, logged and cased.  It is currently awaiting completion.  In April 2011, the Company and DHOPCO executed an agreement to transfer to the Company all right and title to this well and lease.  In consideration of this the Company agreed to pay $275,000 and committed to issue 3,000,000 shares of its Common Stock.  As of December 31, 2011, the Company has not paid the cash consideration of $275,000 and has not issued the 3,000,000 shares to DHOPCOC.  The assignment of the working interest in the lease and well is pending the consent of the trustee for the landowners, such consent not to be unreasonably withheld.  As of December 31, 2011 this consent from the trustee had not been received.  Discussions with the trustee with respect to the lease are underway.  DHOPCO is owned by two officers of Topaz and is therefore considered a related party to Topaz.

During the year ending December 31, 2010, Topaz acquired all the leasehold rights and equipment in a lease tract located in Wichita County, Texas.  This acquisition included four oil wells that were considered capable of producing and all the related surface equipment.  The Company also completed two separate leasing transactions which consolidated and increased its leasehold acreage position for this project, all located in Wichita County.  In early 2011, the Company drilled a new well on this newly leased property which did not produce commercial quantities of hydrocarbons and was declared a dry hole.  During 2011, further attempts to develop commercial production efforts from the existing wells were unsuccessful.  As a result the Company has shut-in the lease.

In two separate transactions in January 2011 and February 2011, the Company completed the acquisition of an undivided 45.4% leasehold interest in a lease covering approximately 84 acres in Denton County, Texas plus a 45.4% working interest in a shut –in horizontal Barnett Shale natural gas well on that acreage.  As operator, the Company began a rework of our existing Denton County well in May 2011 and finished the work in July 2011.  This rework resulted in production and sale of natural gas in the amount of an estimated 59,037 net thousand cubic feet of natural gas to the Company’s ownership interest during the year ended December 31, 2011.  The Company considers that the well has demonstrated sufficient production history to classify this as a proved developed producing (“PDP”) property.

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

Availability of SEC Filings

You may read and copy any materials we file with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Website / Available Information

Our website can be found at www.topazresourcesinc.com . Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“the Exchange Act”) can be accessed free of charge on our web site at www.topazresourcesinc.com in the “Investors” section of our web site under the “Filings” button as soon as is reasonably practicable after we electronically file such material with, or otherwise furnish it to, the SEC.

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

Our financial statements for the year ended December 31, 2011 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have incurred net losses since inception which raises substantial doubt about our ability to continue as a going concern. In the event we are not able to continue operations, you will likely suffer a complete loss of your investment in our securities.

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

All of our properties are held under interests in oil and gas mineral leases. If we fail to meet the specific requirements of each lease, the lease may be terminated or otherwise expire. We cannot be assured that we will be able to meet our obligations under each lease. The termination or expiration of our “working interests” (interests created by the execution of an oil and gas lease) relating to these leases would impair our financial condition and results of operations.

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

We have reported a net loss of $195,172 for the year ended December 31, 2011, and we have an accumulated deficit through December 31, 2011 of $349,988. Without successful exploration and development of our properties your investment in the Company could become devalued or worthless.

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

•

access capital markets;

•

recruit more qualified personnel;

•

absorb the burden of any changes in laws and regulations in applicable jurisdictions;

•

handle longer periods of reduced prices of oil and natural gas;

•

acquire and evaluate larger volumes of critical information; and

•

compete for industry-offered business ventures.

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

The prices we receive for our oil and natural gas depend upon factors beyond our control, including among others:

•

changes in the supply of and demand for oil and natural gas;

•

market uncertainty;

•

the level of consumer product demands;

•

hurricanes and other weather conditions;

•

domestic governmental regulations and taxes;

•

the supply of foreign oil and natural gas;

•

political instability in the Middle East and other major oil and natural gas producing regions;

•

actions by OPEC, the Organization of Petroleum Exporting Countries; and

•

overall domestic and foreign economic conditions.

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

We anticipate that we, or the person or company acting as “operator” (the individual or company responsible for the exploration, exploitation and production of an oil or natural gas well or lease, usually pursuant to the terms of a joint operating agreement among the various parties owning the working interest in the well) on the properties that we lease, will examine title prior to any well being drilled. Even after taking these precautions, deficiencies in the marketability of the title to the leases may still arise. Such deficiencies may render some leases worthless, negatively impacting our financial condition.

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

Our management evaluated our disclosure controls and procedures as of December 31, 2011 and concluded that as of that date, our disclosure controls were not effective.  In addition, our management evaluated our internal controls over financial reporting as of December 31, 2011 and concluded that there were material weaknesses in our internal controls over financial reporting as of that date and that our internal controls over financial reporting were not effective as of that date.  A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

Our authorized capital stock consists of 700,000,000 shares of Common Stock and 10,000,000 shares of preferred stock. As of April 11, 2012, there were 518,175,000 shares of Common Stock and no shares of Preferred stock outstanding.

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

Pursuant to SEC Rules our Common Stock is classified as a “penny stock’ increasing the risk of investment in these shares.

Our Common Stock is designated as “penny stock” and thus may be more illiquid than shares traded on an exchange or on NASDAQ. Penny stocks generally are any non-NASDAQ or non-exchange listed equity securities with a price of less than $5.00, subject to certain exceptions.

The “penny stock” reporting and disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to these rules. The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker- dealers to sell these shares. In addition, the ability of purchasers in this offering to sell their stock in any secondary market could be adversely restricted.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirement make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our common stock and have an adverse effect on the market for our shares.

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

•

conversion into Common Stock of the Company anytime the preferred stockholder may wish;

•

cumulative dividends in the amount of a percentage of the original purchase price per annum, payable on declaration by the board of directors;

•

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

ITEM 2. DESCRIPTION OF PROPERTIES

During the past fiscal year, we were involved in attempts to obtain the appropriate financing to allow the Company to execute a strategy of acquiring acquiring and evaluating onshore oil and gas projects in north, central and west Texas. Unless otherwise indicated, throughout this Form 10-K, oil is shown in barrels (“Bbls”), and natural gas is shown in thousand cubic feet (“Mcf”).

The following summarizes the Company’s leasehold interest wells by county:

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

In April 2011, the Company and DHOPCO executed an agreement to transfer to the Company all right and title to this well and lease.  In consideration of this the Company agreed to pay $275,000 and committed to issue 3,000,000 shares of its Common Stock.  As of December 31, 2011, the Company has not paid the cash consideration of $275,000 and has not issued the 3,000,000 shares to DHOPCOC.  The assignment of the working interest in the lease and well is pending the consent of the trustee for the landowners, such consent not to be unreasonably withheld.  As of December 31, 2011 this consent from the trustee had not been received.  Discussions with the trustee with respect to the lease are underway.

On September 21, 2010, RMJ, Inc. (“RMJ”) agreed to purchase a 25% working interest in this recently drilled Barnett Shale well and its surrounding unit acreage and in November, 2010 also purchased a 31.25% working interest in the entire Montague County lease acreage.

Denton County, Texas

In two separate transactions in January 2011 and February 2011, the Company completed the acquisition of an undivided 45.4% leasehold interest in a lease covering approximately 84 acres in Denton County, Texas plus a 45.4% working interest in a shut–in horizontal Barnett Shale natural gas well on that acreage.  Also in these transactions, the Company became the operator of the property and is in a position to control the development program for the lease. In a previous transaction in October 2010, RMJ agreed to purchase a 22.7% working interest in this well and lease.

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

All disputes and litigation are now resolved and with the acquisition of its interest, the Company began a rework of this existing Denton County well in May 2011 and finished the work in July 2011.  This rework was successfully completed and the well came back on production with initial flow rates of 3.5 to 4.0 million cubic feet of natural gas per day.  Since then it has followed an expected Barnett Shale type decline and is currently flowing at the rate of 500 to 700 Mcf per day.  An estimated 59,037 net Mcf of natural gas to the Company’s ownership interest has been produced and sold during the year ended December 31, 2011.  The Company considers that the well has demonstrated sufficient production history to classify this as a proved developed producing (“PDP”) property.

Wichita County, Texas

During the year ending December 31, 2010, Topaz acquired all the leasehold rights and equipment in a lease tract located in Wichita County, Texas.  This acquisition included four oil wells that were considered capable of producing and all the related surface equipment.  The Company also completed two separate leasing transactions which consolidated and increased its leasehold acreage position for this project, all located in Wichita County.  In early 2011, the Company drilled a new well on this newly leased property which did not produce commercial quantities of hydrocarbons and was declared a dry hole.  During 2011, further attempts to develop commercial production efforts from the existing wells were unsuccessful.  As a result the Company has shut-in the lease.

Proved Oil and Gas Reserve Quantities

We do not have an independent engineering reserve study report but the Company has conducted an internal reserve evaluation and estimated the future net revenue attributable as to our Denton County well. Reserves have been estimated in accordance with the US Securities and Exchange Commission’s (SEC) definitions and guidelines. PDP reserves have been assigned to this well.

December 31,
2011
Natural Gas
(MMcf)
Balance beginning of the year	0
Additions due to development activities	464
Balance end of the year	464

Standardized Measure of Discounted Future Net Cash Flow

December 31,
2011
Future cash inflows	$1,164,012
Future production and development costs	(342,553)
Future income tax expenses	(287,511)
Future net cash flows	533,948
10% annual discount for estimated timing of cash flows	(177,329)
Standardized measure of discounted future net cash flows	$356,620

Production

As at April 11, 2012, our Denton County well was our only producing asset.  During the year ended December 31, 2011, the average net sales price per Mcf received for production from this well was $3.05/Mcf of residue production at the wellhead.  Gathering costs, severance taxes and operating costs averaged $0.77/Mcf.  The well is currently flowing at the rate of 500 to 700 Mcf per day.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Our Common Stock is quoted in the over-the-counter market on the OTC Bulletin Board under the symbol “TOPZ”. The following table shows the high and low closing sales prices for our Common Stock for the period from when the Common Stock started to trade on a public exchange. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The information is derived from information received from online stock quotation services.

OTC Bulletin Board
Quarter Ending	High Closing	Low Closing
December 31, 2011	$0.0039	$0.0008
September 30, 2011	$0.0075	$0.0021
June 30, 2011	$0.015	$0.0059
March 31, 2011	$0.019	$0.008
December 31, 2010	$0.095	$0.169
September 30, 2010	$0.160	$0.050
June 30, 2010	$0.179	$0.033
March 31, 2010	$0.050	$0.050

As of April 11, 2012, the Company had 27 shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Transfer Agent

The transfer agent for our Common Stock is Island Stock Transfer, 100 Second Avenue South, Suite 705, St. Petersburg, FL 33701. Their web site address is: www.islandstocktransfer.com.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

Recent Sales of Unregistered Securities

The Company’s Board of Directors has authorized 700,000,000 shares of common stock with a par value of $0.0001 and 10,000,000 shares of preferred stock, par value of $0.0001 to be issued in accordance with the terms and conditions as determined by the Board.  The Preferred Stock ranks senior to the common stock as to dividends and liquidation.

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

Common Stock

The Company is authorized to issue 700,000,000 shares of Common Stock with a par value of $0.0001 of which 518,175,000 shares were issued and outstanding as of April 11, 2012. In comparison, at December 31, 2010, a total of 508,175,000 shares were issued and outstanding.

All shares of Common Stock are equal to each other with respect to voting, liquidation, dividend and other rights. Owners of shares of Common Stock are entitled to one vote for each share of Common Stock owned at any shareholders’ meeting. Holders of shares of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore; and upon liquidation, are entitled to participate pro rata in a distribution of assets available for such a distribution to shareholders.

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

As of April 11, 2012 there were no shares of Preferred Stock issued.

ITEM 6. SELECTED FINANCIAL INFORMATION

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following management’s discussion and analysis (“MD&A”) is management’s assessment of the historical financial and operating results of the Company during the period covered by the financial statements. This MD&A should be read in conjunction with the audited financial statements and the related notes and other information included elsewhere in this Form 10-K.

Safe Harbor Provision

Certain statements contained in our Management’s Discussion and Analysis of Financial Condition or Plan of Operation are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements other than statements of historical facts contained in this MD&A report, including statements regarding our current expectations and projections about future results, intentions, plans and beliefs, business strategy, performance, prospects and opportunities, are inherently uncertain and are forward-looking statements. To understand more about forward looking statements, please refer to the section labelled “Cautionary Statement About Forward-Looking Statements” at the beginning of this Form 10-K.

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

Results of Operations

The year ended December 31, 2011 compared to the period the year ended December 31, 2010

The following table presents a summary of our results of operations.  It should be read in conjunction with our audited financial statements for the year ended December 31, 2011 which are included herein.

	For the year ended December 31, 2011	For the year ended December 31, 2010
Oil and gas sales	$148,797	$-

Professional fees	38,980	62,885
Depletion expense	11,580	-
Impairment expense	205,116	-
General and administrative expenses	76,519	30,403
Interest expense	23,421	2,421
Interest income	-	3,527
Gain on forgiveness of debt	127,697	-
Net loss	$79,122	$92,182

Professional Fees

The professional fees of $38,980 incurred during the year ended December 31, 2011 which was a 23,905 decrease from professional fees of $62,885 incurred during the year ended December 31, 2010.  The decrease in professional fees is predominantly due to a the Company focusing on current properties and not incurring the engineering and land title costs to acquire additional properties as was done during 2010.

Depletion Expense

Depletion expense increased by $11,580 in 2011 as compared to $0 in 2010.  The increase is due to the Company having a well that has proven reserves and the related acquisition costs are being depleted based on the unit of production.

Impairment Expense

The Company recognized $205,116 in impairment expenses during the year ended December 31, 2011, which is a 100% increase over the prior year.  The Company evaluated the properties and determined that their carrying values exceeded their fair market values and therefore recognized an impairment.

General and Administrative Expenses

The Company incurred $76,519 in general and administrative expenses during the year ended December 31, 2011 as compared to $30,403 for the year ended December 31, 2010.  The increase of $46,116 was mainly due to an increase in fees related to the management of the wells.

During the year ended December 31, 2011 the Company focused:

•

identifying and attempting to obtaining the appropriate financing to allow the Company to execute its plan of operations;

•

identifying opportunities in existing oil and natural gas producing areas;

•

ongoing discussions on our Montague County well and lease; and

•

completing the workover on our Denton County well and bringing into production.

Liquidity and Capital Resources

Working Capital

	December 31, 2011	December 31, 2010
Current assets	$51,460	$337,168
Current liabilities	341,221	663,591
Working capital deficit	$289,761	$326,423

The Company had $28,131 of cash at December 31, 2011.

The Company does not currently have the cash to fund the level of activity required on its existing properties.   As set out in the Company’s strategic focus, included herein, the Company will seek to arrange the funding by some combination of: (i) proceeds from the sale of oil and natural gas produced from wells once they are completed; (ii) the sale of a portion of the Company’s working interest in wells to be drilled, in a manner consistent with that which occurred during the year ended December 31, 2011; (iii) the incurrence of interest bearing debt, which may include the issuance of equity securities, such as warrants, preferred stock and/or common stock, to enhance the yield of the lender and thus increase the effective interest rate of the Company; and (iv) the issuance of equity instruments, such as warrants, preferred stock and/or common stock.

There is no assurance that the Company will be able to obtain the further funds required for our continued working capital requirements.  Lease acquisition exploration and development costs are largely discretionary in nature.  In the event that the Company does not have sufficient cash resources to fund these activities, the level of activity can and will be adjusted accordingly.  The ability of the Company to meet its financial liabilities and commitments is primarily dependent on the issuance of debt and equity instruments to existing and new lenders and stockholders, and the Company’s ability to achieve and maintain profitable operations.

There is substantial doubt about the ability of the Company to continue as a going concern as the continuation of the business of the Company is dependent on obtaining further long-term financing, successful exploration of the Company’s property interests, the identification of reserves sufficient enough to warrant development, successful development of the property interests of the Company and, finally, achieving a profitable level of operations.  The issuance of additional equity securities by the Company could result in significant dilution of the equity interests of the current stockholders.  Obtaining commercial loans, assuming these loans would be available, will increase the Company’s liabilities and future cash commitments.

Deposit

The Company agreed to sell a working interest in an oil and natural gas well at such time as the Company had acquired and completed that well for production of oil and natural gas. The Company received a $300,000 deposit towards the costs to acquire and complete the well.  The transactions to acquire the well closed in January and February 2011 and the work to complete the well began in May and finished in July 2011.  As of December 31, 2011 the deposit amount has been netted against the Company’s investment in this well.

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

During the year ended December 31, 2011, all of the above note holders elected to convert the principal and the related accrued interest into equity units of Masch Branch Exporation, L.L.C., a wholly owned subsidiary of the Company (“Masch Branch”).  These notes and the related accrued interest were converted into these units at a rate of $1 per unit.  This resulted in 2,118,790 units outstanding, of which the Company holds 2,000,000 units.  The conversion of these notes and accrued interest is shown as forgiveness of debt  in the Company’s consolidated Statements of Operations for the year ended December 31, 2011.

Oil and Natural Gas Production Costs

As at April 11, 2012, our Denton County well was our only producing asset.  Production costs will be funded from the proceeds from the sale of natural gas produced from this wells.  At such time as the Company acquires or completes more wells and commences production of oil and natural gas it will incur production costs.

Land Acquisition and Exploration and Development Costs

In order to maintain this continued right to explore and develop the oil and natural gas rights on its leases in Montague and Wichita Counties in Texas, the Company is obligated to continue to drill wells.  On the Montague County acreage the lease terms are satisfied if a well that tests the Barnett Shale is drilled approximately every 9 months or if a shallower well is drilled approximately every 6 months.  The estimated cost to drill and complete each well is estimated to be between $650,000 and $2,500,000 depending on the type and depth of the well.  On the Wichita County acreage the lease terms are satisfied if a well is drilled every 12 months at an approximate cost of $150,000 per well.  In the event that the Company fails to meet its ongoing drilling obligations under this lease then the Company’s right to explore and develop the land that has not been drilled will be forfeited.  The Company will consider selling some or all of its working interest in these leases.

Professional Fees

The Company uses the services of independent legal counsel, certified landmen, auditors and corporate tax preparers during the course of the fiscal year.

General and Administrative Expenses

The Company does not have any employees, but does, from time to time contract for administrative and accounting services.

Cash Flows

Cash Flow Used in Operating Activities

The Company used $29,666 in operating activities during the year ended December 31, 2011. This is the result of a $79,122 net loss for the year, attributable to the professional fees, impairment expenses and general administrative expenses offset by $58,456 in cash as a result of changes to working capital accounts.

Cash Flow Provided by Investing Activities

The Company invested $363,371 related to the acquisition and deposits on oil and natural gas properties.

Cash Flow Provided by Financing Activities

The Company raised a net of $75,000 from its financing activities from the issuance of secured notes payable.

Capital Expenditures

As of December 31, 2011 the Company had no capital expenditure commitments.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended December 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Oil and gas properties

The Company uses the full cost method of accounting for its oil and natural gas properties.  Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool. To the extent that support equipment is used in oil and gas activities, the related depreciation is capitalized.  Proceeds from the disposition of oil and natural gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such disposition would alter the depletion and depreciation rate by 20% or more.  As of December 31, 2011 the Company had no proven oil and natural gas properties. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. The Company assesses its properties at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data.

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

Asset Retirement Obligation

The Company follows FASB ASC 410 – Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. This standard requires the Company to record a liability for the fair value of the dismantlement and plugging and abandonment costs excluding salvage values. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

Concentrations of credit risk and allowance

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 in 2011 and 2010.  The Company has not experienced any losses in such accounts.

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

Long-lived assets

Long-lived assets including investments to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of the asset’s carrying amount or fair value less cost to sell.

Income taxes

The Company accounts for income taxes pursuant to FASB ASC 740 – Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. The Company provides for deferred taxes on temporary differences between the financial statements and tax basis of assets using the enacted tax rates that are expected to apply to taxable income when the temporary differences are expected to reverse.

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

Fair value of financial instruments

The Company’s financial instruments consist of cash, receivables, payables and long-term debt. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt approximates fair value due to the relationship between the interest rate on long-term debt and the Company’s incremental risk adjusted borrowing rate.

Impact of recently issued accounting standards

In January 2010, the FASB issued FASB Accounting Standards Update (ASU) No. 2010-03 Oil and Gas Estimations and Disclosures (ASU 2010-03). This update aligns the current oil and natural gas reserve estimation and disclosure requirements of the Extractive Industries Oil and Gas topic of the FASB Accounting Standards Codification (ASC Topic 932) with the changes required by the SEC final rule ASC 2010-03, as discussed above. ASU 2010-03 expands the disclosures required for equity method investments, revises the definition of oil and natural gas-producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or natural gas, amends the definition of proved oil and natural gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that is used in estimating proved oil and natural gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves. ASU 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. The impact on the Company’s operating results, financial position and cash flows has been recorded in the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Topaz Resources, Inc.

Years Ended December 31, 2011 and 2010

Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

28

CONDENSED CONSOLIDATED BALANCE SHEETS

29

STATEMENTS OF OPERATIONS

30

STATEMENT OF STOCKHOLDERS' DEFICIT

31

STATEMENTS OF CASH FLOWS

32

NOTES TO FINANCIAL STATEMENTS

33

Report of Independent Registered Public Accounting Firm

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Topaz Resources, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Topaz Resources, Inc. (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2011 and 2010, and from inception on January 16, 2009 through December 31, 2011. Topaz Resources, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Topaz Resources, Inc. (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2011 and 2010, and from inception on January 16, 2009 through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has minor revenues but, has negative net income at December 31, 2011, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
April 13, 2012

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

TOPAZ RESOURCES, INC.

(Formerly Kids Germ Defense Corp.)

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$28,131	$337,168
Other receivables	23,329	-
Total Current Assets	51,460	337,168

PROPERTY
Deposit on investment in unevaluated oil and natural gas properties	660,908	661,708
Investment in evaluated oil and natural gas properties	118,922	84,406
Total Property	779,830	746,114

TOTAL ASSETS	$831,290	$1,083,282

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$38,052	$21,815
Accounts payable, related party	21,234	28,164
Accrued interest	6,935	-
Deposit	-	300,000
Note payable, net of unamortized discount of $0 and $1,338, respectively	-	38,612
Note payable - Related Party	275,000	275,000
Total Current Liabilities	341,221	663,591

STOCKHOLDERS' EQUITY
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 700,000,000 shares authorized; 518,175,000 and 508,175,000 shares issued and outstanding at December 31, 2011 and 2010, respectively	51,818	50,818
Common stock payable	157,500	157,500
Additional paid-in capital	514,689	366,189
Accumulated deficit during development stage	(233,938)	(154,816)
Total Stockholders' Equity	490,069	419,691

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$831,290	$1,083,282

The accompanying notes are an integral part of these financial statements.

TOPAZ RESOURCES, INC.

(Formerly Kids Germ Defense Corp.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			From January 16, 2009 (Inception) to September 30, 2011

	December 31,	December 31,
	2011	2010	December 31, 2011

REVENUES	$148,797	$-	$148,797

OPERATING EXPENSES
Professional fees expense	38,980	62,885	144,835
Depletion expense	11,580	-	11,580
Impairment of oil and gas properties	205,116	-	205,116
General and administrative expenses	76,519	30,403	126,586
TOTAL OPERATING EXPENSES	332,195	93,288	488,117

INCOME (LOSS) FROM OPERATIONS	(183,398)	(93,288)	(339,320)

OTHER INCOME (EXPENSE)
Interest expense	(23,421)	(2,421)	(25,842)
Interest income	-	3,527	3,527
Gain on forgiveness of debt	127,697	-	127,697
TOTAL OTHER INCOME (EXPENSE)	104,276	1,106	105,382

INCOME (LOSS) BEFORE TAXES	(79,122)	(92,182)	(233,938)

INCOME TAX EXPENSE	-	-	-

NET INCOME (LOSS)	$(79,122)	$(92,182)	$(233,938)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	517,175,000	503,568,219

The accompanying notes are an integral part of these financial statements.

TOPAZ RESOURCES, INC.

(Formerly Kids Germ Defense Corp.)

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT

								Deficit
								Accumulated
						Additional		During
		Common Stock		Common Stock Payable		Paid-in	Subscription	Development
	Date	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Balance at Inception, January 16, 2009		-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock for cash ($0.00001587)	1/16/2009	378,000,000	37,800	-	-	(31,800)	-	-	6,000

Issuance of common stock for cash ($0.000238)	12/9/2009	121,800,000	12,180	-	-	16,820	(500)	-	28,500

Net loss for the period		-	-	-	-	-	-	(62,634)	(62,634)

Balance, December 31, 2009		499,800,000	49,980	-	-	(14,980)	(500)	(62,634)	(28,134)

Payment on stock subscription receivables	1/14/2010	-	-	-	-	-	500	-	500

Capital contribution from shareholders	2/16/2010	-	-	-	-	38,207	-	-	38,207

Issuance of common stock and warrants for cash ($0.04167)	3/26/2010	4,800,000	480	-	-	199,520	-	-	200,000

Issuance of common stock for oil and gas investment properties ($0.0525)	10/23/2010	-	-	3,000,000	157,500	-	-	-	157,500

Issuance of common stock for cash ($0.04167)	11/8/2010	3,000,000	300	-	-	124,700	-	-	125,000

Issuance of common stock for services ($0.04)	12/1/2010	375,000	38	-	-	14,962	-	-	15,000

Issuance for common stock for debt issue costs ($0.019)	12/21/2010	120,000	12	-	-	2,268	-	-	2,280

Issuance of common stock in connection with a note ($0.019)	12/21/2010	80,000	8	-	-	1,512	-	-	1,520

Net loss for the year ended December 31, 2010		-	-	-	-	-	-	(92,182)	(92,182)

Balance, December 31, 2010		508,175,000	$50,818	3,000,000	$157,500	$366,189	$-	$(154,816)	$419,691

Issuance of common stock for oil and gas investment properties ($0.0129)	1/13/2011	5,000,000	500	-	-	64,000	-	-	64,500

Issuance of common stock for oil and gas investment properties ($0.017)	3/1/2011	5,000,000	500	-	-	84,500	-	-	85,000

Net loss		-	-	-	-	-	-	(79,122)	(79,122)

Balance, December 31, 2011		518,175,000	$51,818	3,000,000	$157,500	$514,689	$-	$(233,938)	$490,069

The accompanying notes are an integral part of these financial statements.

TOPAZ RESOURCES, INC.

(Formerly Kids Germ Defense Corp.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	December 31, 2011	December 31, 2010	From January 16, 2009 (Inception) to December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,122)	$(92,182)	$(233,938)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization of discount on notes payable	1,388	-	1,520
Depletion	11,580	-	11,580
Stock issued for expenses	-	17,280	17,280
Impairment of oil and gas properties	205,116	-	205,116
Gain on forgiveness of debt	(127,697)	-	(127,697)
Contribution from shareholder	-	38,207	38,207
Increase in other receivables and other current assets	(23,329)	-	(23,329)
Increase (decrease) in:
Accounts payable and accrued expenses	(34,012)	14,724	15,967
Due to working interest owner	5,778	-	5,778
Accrued interest	19,632	-	19,632
Net cash provided (used) by operating activities	(20,666)	(21,971)	(69,884)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of oil and gas properties	(364,171)	(84,406)	(148,576)
Deposit on oil and gas properties	800	(790,118)	(789,318)
Proceeds from sale of oil and gas properties	-	403,409	403,409
Net cash provided (used) by investing activities	(363,371)	(471,115)	(534,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from stockholder	-	-	18,000
Repayment of advances from stockholder	-	(18,000)	(18,000)
Proceeds from issuance of notes payable	75,000	40,000	115,000
Increase in notes receivable	-	-	-
Deposit for sale of working interest	-	457,500	-
Increase in common stock payable	-	-	157,500
Proceeds from sale of common stock for cash	-	325,500	360,000
Net cash provided by financing activities	75,000	805,000	632,500

Net increase (decrease) in cash and cash equivalents	(309,037)	311,914	28,131
Cash, beginning of period	337,168	25,254	-
Cash, end of period	$28,131	$337,168	$28,131

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock for acquisition of oil and gas properties	$149,500	$-	$149,500
Acquisition of oil and gas investments for accounts payable	$37,541	$-	$37,541
Deposit on investment in oil and gas properties for common stock payable	$-	$157,500	$-
Common stock issued with a note payable	$-	$1,520	$-
Forgivement of notes payable and accrued interest	$127,697	$-	$127,697

The accompanying notes are an integral part of these financial statements.

Topaz Resources, Inc.

Notes to Financial Statements

December 31, 2011

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

Effective April 16, 2010, the Company changed its name from Kids Germ Defense Corp. to Topaz Resources, Inc.

On April 16, 2010 the Company commenced oil and gas exploration activities. As of December 31, 2011, the Company has not achieved its planned principal operations from its oil and gas operations. Accordingly, the Company's activities are considered to be those of a "Development Stage Enterprise". Among the disclosures required, are that the Company's financial statements be identified as those of a development stage enterprise. In addition, the statements of operations, stockholders equity (deficit) and cash flows are required to disclose all activity since the Company's date of inception. The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company achieves planned principal operations.

CONSOLIDATION

The accompanying condensed consolidated financial statements include all accounts of Topaz and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

OIL AND GAS PROPERTIES

The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, the Company capitalizes all acquisition, exploration and development costs incurred for the purpose of finding oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool. To the extent that support equipment is used in oil and gas activities, the related depreciation is capitalized. Proceeds from the disposition of oil and natural gas properties are accounted for as a reduction of capitalized costs, with no gain or loss recognized unless such disposition would alter the depletion and depreciation rate by 20% or more.  When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, are depleted on the units-of-production method using estimates of proved reserves.  The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. The Company assesses its properties at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data.

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

Topaz Resources, Inc.

Notes to Financial Statements

December 31, 2011

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

CONCENTRATIONS OF CREDIT RISK AND ALLOWANCE

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 in 2011 and 2010.  The Company has not experienced any losses in such accounts.

USE OF ESTIMATES

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the years ended December 31, 2011 and 2010 and the Period January 16, 2009 (Date of Inception) through December 31, 2011, (b) the financial position at December 31, 2011 and 2010, and (c) cash flows for the periods ended December 31, 2011 and 2010, and the Period January 16, 2009 (Date of Inception) through December 30, 2011, have been made.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid instruments with a maturity of three months or less to be cash equivalents. The Company had $28,131 in cash and cash equivalents at December 31, 2011.

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

Topaz Resources, Inc.

Notes to Financial Statements

December 31, 2011

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

FASB ASC-740 establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns. The Company files tax returns in the US and states in which it has operations and is subject to taxation. The tax years from 2009 remain open to examination by U.S. federal and state tax jurisdictions.

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

ADVERTISING

The Company expenses advertising costs as incurred. There were no advertising costs incurred during the fiscal year ending December 31, 2011.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has evaluated all accounting pronouncements through the issuance of these financial statements and there were no new accounting pronouncements that had a significant impact on the Company's operating results, financial position or financial statements.

Topaz Resources, Inc.

Notes to Financial Statements

December 31, 2011

NOTE 2 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2011 and since inception through December 31, 2011, the Company has had net losses of $79,122 and $233,938, respectively. As of December 31, 2011, the Company has not emerged from the development stage.  In view of these matters, there is substantial doubt that the Company will continue as a going concern and will be dependent upon the Company's ability to begin operations and achieve a level of profitability.

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

NOTE 3 - INVESTMENT IN OIL AND NATURAL GAS PROPERTIES

The amounts capitalized as oil and natural gas properties were incurred for the purchase, exploration and ongoing development of properties.

	Acquisition Costs	Evaluation Costs	Total
Balance at December 31, 2010	25,000	59,406	84,406
Costs incurred on purchase, exploratory and development activities during the year ended December 31, 2011	99,500	140,132	239,632
Impairment of oil and natural gas properties during the year ended December 31, 2011	(25,000)	(180,116)	(205,116)
Balance at December 31, 2011	$99,500	$19,422	$118,922

The Company began a rework of our existing Denton County well in May 2011 and finished the work in July 2011.  This rework resulted in production and sale of natural gas in the amount of an estimated 59,037 net thousand cubic feet of natural gas to the Company’s ownership interest during the year ended December 31, 2011.  The Company considers that the well has demonstrated sufficient production history to classify this as a proved developed producing (“PDP”) property.  We do not have an independent engineering reserve study report but based on internal Company estimates utilizing methods consistent with Securities and Exchange Regulation S-X Rule 4-10 we have assigned PDP reserves to this well. Reserve estimates and production rate projections were based on the established performance of the well and on an extrapolation of established performance trends in the area.

Pursuant to Securities and Exchange Regulation S-X Rule 4-10, the Company’s accounting policy is to follow the “full cost” accounting method, including depletion under the unit of production method.  The Company has calculated a depletion expense for the years ended December 31, 2011 and 2010 of $11,580 and $0, respectively.

Properties which are not being amortized are assessed quarterly, on a field-by-field and a project-by-project basis, to determine whether they are recorded at the lower of cost or fair market value. During the year ended December 31, 2011, the Company drilled a new well on its Wichita County leases which did not produce commercial quantities of hydrocarbons and has been declared a dry hole.  The Company has determined that the carrying cost of this well and lease and of several other exploration prospects in other counties exceed their estimated fair market value.  As a result, an impairment cost of $205,116 was recognized during the year ended December 31, 2011.

Topaz Resources, Inc.

Notes to Financial Statements

December 31, 2011

NOTE 4 - DEPOSIT ON OIL AND NATURAL GAS PROPERTIES

During the year ended December 31, 2010 the Company acquired the right to a working interest in a lease in Montague County in north Texas and drilled an exploratory well. The completion of the assignment of the working interest is pending the consent of the trustee for the landowners, such consent not to be unreasonably withheld.  As of December 31, 2011 this consent from the trustee had not been received.  Discussions with the trustee with respect to the lease are underway.

The Company assigned, subject to completion of the well, a portion of its working interest in the exploratory well. In addition, the Company assigned a portion of its right to a working interest in the remaining lease.

December 31, 2011
Beginning balance	$661,708
Lease acquisition costs	—
Exploratory well drilling costs (reclassification)	(800)
Less proceeds from sale of working interests	—
$660,908

NOTE 5 - RELATED PARTY TRANSACTIONS

On October 23, 2010 the Company entered into an agreement to acquire from Dark Horse Operating Co., L.L.C. (DHOC"), an affiliate of the Company, its interest in 766,562 net acres in north central Texas. In consideration of this the Company agreed to pay $275,000, committed to issue 3,000,000 shares of its Common Stock, which is recorded as common stock payable of $157,500 in the accompanying balance sheet and assumed liabilities of $21,234. The property was assigned by Dark Horse Operating Co., L.L.C. to the Company on April 13, 2011.  As of December 31, 2011, the Company has not paid the cash consideration of $275,000 and has not issued the 3,000,000 shares to DHOC.

DHOC is an affiliate of the Company because two of the officers, one of whom is also a director of the Company, own DHOC. The Company has adopted a policy that requires that the two officers not participate in discussions or votes regarding matters involving DHOC.

NOTE 6-- DEPOSIT

The Company agreed to sell a working interest in an oil and natural gas well at such time as the Company had acquired and completed that well for production of oil and natural gas. The Company received a $300,000 deposit towards the costs to acquire and complete the well.  The transactions to acquire the well closed in January and February 2011 and the work to complete the well began in May and finished in July 2011.  As of December 31, 2011 the deposit amount has been netted against the Company’s investment in this well.

NOTE 7 - NOTES PAYABLE

On December 21, 2010, the Company issued a secured note payable in the amount of $40,000. This note bears interest at 12% on the face value of the note and is secured by a first position lien on certain oil and natural gas assets of the Company.  This note matured on June 21, 2011.

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

Topaz Resources, Inc.

Notes to Financial Statements

December 31, 2011

During the year ended December 31, 2011, all of the above note holders elected to convert the principal and the related accrued interest into equity units of Masch Branch Exploration, L.L.C., a wholly owned subsidiary of the Company (“Masch Branch”).  These notes and the related accrued interest were converted into these units at a rate of $1 per unit.  This resulted in 2,118,790 units outstanding, of which the Company holds 2,000,000 units.  The conversion of these notes and accrued interest is shown as forgiveness of debt in the Company’s consolidated Statements of Operations for the year ended December 31, 2011.

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

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 31, 2010	180,000,000	$0.0833	$0.0833
Warrants granted	—	$—	$—
Warrants cancelled or expired	—	$—	$—

Outstanding at December 31, 2011	180,000,000	$0.0833	$0.0833

The value of each award is estimated at the grant date using the Black-Scholes option model with the following assumptions for awards granted during the year ended December 31, 2010:

Year Ended
December 31, 2010
Dividend rate	0.00%
Risk-free interest rate	2.57%
Expected term	5 years
Expected volatility	182%

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

Effective December 21, 2010 and in connection with the issuance of a secured note payable, the Company issued the lender 80,000 shares of common stock at the fair market value of $0.019 or $1,520. The amount was recorded as a discount on the related Note and has been fully amortized as of December 31, 2011 and included in interest expense.

Topaz Resources, Inc.

Notes to Financial Statements

December 31, 2011

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing tax benefits. There are no unrecognized tax benefits that if recognized would affect the tax rate. There were no interest or penalties recognized as of the date of adoption or for the year ended December 31, 2011. The Company files tax returns in the U.S. and states in which it has operations and is subject to taxation. Each of the Company's tax years from 2009 remains open to examination by taxing authorities.

The Company's effective tax rate for continuing operations for the year ended December 31, 2011 and 2010 was approximately 0% and 0%, respectively because the Company had no taxable income in either year.

	December 31, 2011	December 31, 2010
Loss	$(79,122)	$(92,182)

Deferred Tax Asset (30%)	$23,737	$27,655
Impairment of Deferred Tax Asset	(23,737)	(27,655)
Net Deferred Tax Asset	$0	$0

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

In January 2011, the Company entered into an agreement to lease oil and gas property contiguous with existing leased oil and gas properties held by the Company. During the first and second quarters of 2011, the Company drilled a new well on this newly leased property which did not produce commercial quantities of hydrocarbons and has been declared a dry hole. Immediately prior to commencing the drilling of this well, the Company received $75,000 of proceeds from the issuance of three (3) separate 12% Senior Secured Notes. The Notes bear 12% interest and are due and payable on January 26, 2012. As discussed in Note 7 above, during the year ended December 31, 2011, all of the above note holders elected to convert the principal and related accrued interest into equity units of Masch Branch.  In January 2011, the Company also sold an interest in this well to another third party company.  This third party company has lost his investment and retains no further interest in the lease or the well.

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

Topaz Resources, Inc.

Notes to Financial Statements

December 31, 2011

NOTE 11—MINORITY INTEREST IN THE WHOLLY OWNED SUBSIDIARY, MASCH BRANCH

During the year ended December 31, 2011, $127, 697 of principal and the related accrued interest was converted into equity units of Masch Branch (designated as “Subsequent Member” units) which had been wholly owned by us.  This resulted in a total of 2,118,790 units outstanding, of which the Company holds 2,000,000 units.

As Masch Branch is a limited liability company, the managers are not required to allocate income or distribute cash to these minority Subsequent Members.  The minority Subsequent Members have no claims on the assets of Topaz, the parent company and “Original Member” of Masch Branch, and therefore no value has been assigned to this equity.  The managers of Masch Branch may distribute subsequent earnings/losses to the minority Subsequent Members but are under no such obligation.

NOTE 12--FAIR VALUE MEASUREMENTS

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the date the Financial Statements were issued through the date of this filing and has determined that there are no items to disclose.

Topaz Resources, Inc.

Notes to Financial Statements

December 31, 2011

NOTE 14: SUPPLEMENTAL OIL AND GAS INFORMATION

Results of Operations from Oil and Gas Producing Activities

December 31,
2011
Revenue	$148,797
Production costs	(38,413)
Depletion, depreciation and amortization	(11,580)
Impairment of oil and gas property	–
Income from oil and gas operations	$98,804

Reserve Information

We do not have an independent engineering reserve study report but the Company has conducted an internal reserve evaluation and estimated the future net revenue attributable as to our Denton County well. Reserves have been estimated in accordance with the US Securities and Exchange Commission’s (SEC) definitions and guidelines. PDP reserves have been assigned to this well.

The following estimates of proved reserve and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company’s reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company’s reserves are located in the United States.

Future cash flows are computed by applying prices of natural gas which are based on the respective 12-month unweighted average of the first of the month prices to period end quantities of proved natural gas reserves.  The 12-month unweighted average of the first of the month NYMEX Henry Hub spot prices used for the standardized measures below was $4.15/MMBTU of natural gas for December 31, 2011. This average price was adjusted by the differential between the average wellhead price actually received and NYMEX Henry Hub historical spot prices. Future operating expenses and development costs used in the analysis were $2,400 per month and were computed by the Company by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions  Reserve estimates and production rate projections were based on the established performance of the well and on an extrapolation of established performance trends in the area.

Proved Oil and Gas Reserve Quantities

December 31,
2011
Natural Gas
(MMcf)
Balance beginning of the year	0
Additions due to development activities	464
Balance end of the year	464

Topaz Resources, Inc.

Notes to Financial Statements

December 31, 2011

Standardized Measure of Discounted Future Net Cash Flow

December 31,
2011
Future cash inflows	$1,164,012
Future production and development costs	(342,553)
Future income tax expenses	(287,511)
Future net cash flows	533,948
10% annual discount for estimated timing of cash flows	(177,329)
Standardized measure of discounted future net cash flows	$356,620

Sources of Changes in Discounted Future Net Cash Flows

December 31,
2011

Standardized measure of discounted future net cash flows at the beginning of the year	$0
Additions due to development activities	356,620
Standardized measure of discounted future net cash flows at the end of the year	$356,620

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There have been no changes in or disagreements with accountants with respect to accounting and/or financial statements.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act.  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting is not supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

As a consequence of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management undertook an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting but did not include testing of the operational effectiveness of those controls because our evaluation concluded that our system of internal controls was not effective in preventing or detecting misstatements.

Based on this assessment, management has concluded that as of December 31, 2011, the Company’s internal control over financial reporting was not effective enough to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Seale & Beers, CPAs our independent registered public accounting firm, which audited our financial statements included in this annual report on Form 10-K, has not audited the effectiveness of our internal control over financial reporting as of December 31, 2011.

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

There has been no change in internal control over financial reporting during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act, as amended, which permit us as an issuer that is neither a “large accelerated filer” or an “accelerated filer” to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information concerning our director and executive officer as of December 31, 2011:

Name	Age	Position
Edward J. Munden	61	Director, President, Chief Executive Officer,
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

Name	Age	Position
Robert P. Lindsay	69	Director, Chief Operating Officer

Effective February 17, 2010, the Board of Directors of the Company appointed Robert P. Lindsay to the positions of Director and Chief Operating Officer of the Company.  Mr. Lindsay plays a major role in making key management and strategic decisions for the Company and oversees oil and gas development and drilling operations of the Company. Mr. Lindsay is a second-generation oil and gas professional with over 43 years experience in the petroleum industry.  He has planned and executed drilling and rework programs in Texas, Louisiana, Kentucky and New Mexico.  From 2001 to present, Mr. Lindsay has focused on locating, evaluating and securing mineral leases in the Barnett Shale play in north central Texas, wherein he has drilled or participated in over 250 oil & gas wells in the immediate region; has assembled, drilled and sold over 10,000 acres with dollar values approaching $100 million; and has built and sold six Barnett Shale drilling rigs.  Prior to this, Mr. Lindsay was Chief Operating Officer of a NASDAQ energy company responsible for all administrative and operational aspects of the company’s producing and development properties.  From 1973 until 1995, Mr. Lindsay managed over 200 employees and 10 drilling rigs concentrating on drilling oil and gas wells throughout north Texas.  Prior to 1973, Mr. Lindsay held senior positions with an international oil and natural gas drilling and exploration company headquartered in Tulsa, Oklahoma.

Name	Age	Position
S. Rand Stinnett	54	Vice President and General Legal Counsel

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

Name	Age	Position
Bill A. Williamson	56	Vice President

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

Audit Committee Financial Expert

The SEC has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether it has an “audit committee financial expert” serving on its audit committee. We do not have an audit committee financial expert.  The Company and its Board of Directors have experienced difficulties in identifying a suitable candidate to serve as its audit committee financial expert because of the size of the Company, the perceived additional liability to the public by prospective candidates and the excessive additional costs associated with the selection of a candidate, including director fees for the audit committee financial expert and director liability insurance.

Code of Ethics Policy

We have adopted a code of ethics that applies to our officers, directors and employees in accordance with applicable federal securities laws. We have filed a copy of our code of ethics as an exhibit to our Annual Report on Form 10-K as filed on April 15, 2011. This document may be reviewed by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K

Compliance with Section 16(a) of The Securities Exchange Act of 1934

To our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, none of our officers, directors or beneficial holders of more than ten percent of our issued and outstanding shares of common stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, during the year ended December 31, 2011.

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

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Award ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Munden, Edward J. (1)	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Lindsay, Robert P. (2)	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Stinnett, S. Rand (3)	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Williamson, Bill A. (4)	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Nicholas, Mark (5)	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 30, 2012, with respect to any person known by us to own beneficially more than 5% of our common stock; common stock beneficially owned by each of our officers and directors named in Item 10; and the amount of common stock beneficially owned by our officers and directors as a group.

		Approximate Percent
Name & Address of	Number of Shares	of Common Stock
Beneficial Owner	Beneficially Owned	Outstanding (1)
Edward J. Munden * (2)	46,200,000	8.9%
4 Sellers Court
Ottawa, Ontario
Canada K2H 7Y7

Robert P. Lindsay *	46,200,000	8.9%
1149 Hickory Hill Road
Argyle, TX 76226

S. Rand Stinnett *	46,200,000	8.9%
351 Regency Court
Denton, Tx 76210

Bill A. Williamson *	46,200,000	8.9%
812 Green Brook Drive
Allen, Tx 75002

Bruce Benn	46,200,000	8.9%
20 Inverness Avenue
Ottawa, Canada K2E 6N7

All Executive Officers and Directors
As a Group	184,800,000	35.68%
*Executive Officer and/or a Director.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets out fees billed by the Company’s principal accountant for audit and related services for each of the previous two fiscal years:

Description of services	Fees billed for 2011 fiscal year	Fees billed for 2010 fiscal year
Audit fees	$21,250	$12,750

We do not currently have an audit committee; however it is our policy to have all audit and audit-related fees pre-approved by the board of directors.  All of the above fees were pre-approved by the board of directors.

There were no tax-related, audit-related or other fees incurred during the year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following Exhibits are filed as part of the report:

No.	Description
4.01(1)	Form of Warrant

4.02(1)	Form of Stock Grant Agreement

4.03(1)	Form of Note

4.04(1)	Form of Promissory Note

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Exchange Act
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Exchange Act
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension Schema Document
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)  Filed with Registrant’s Annual Report on Form 10-K on April 15, 2011.

(2)  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

GLOSSARY OF TERMS

The following are abbreviations and definitions of terms commonly used in the oil and gas industry and this Form 10-K.

3-D seismic . An advanced technology method of detecting accumulations of hydrocarbons identified by the collection and measurement of the intensity and timing of sound waves transmitted into the earth as they reflect back to the surface.

BOE . Means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of gas to 1.0 Bbl of oil or natural gas liquid.

Bbl . One barrel, or 42 U.S. gallons of liquid volume.

Completion . The installation of permanent equipment for the production of oil or gas.

DD&A. Refers to depreciation, depletion and amortization of the Company’s property and equipment.

Development well . A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry hole . A well found to be incapable of producing hydrocarbons in sufficient quantities to justify completion as an oil or gas well.

Exploratory well . A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir.

Gross acres or wells . Refers to the total acres or wells in which the Company has a working interest.

Horizontal drilling . A drilling technique that permits the operator to contact and intersect a larger portion of the producing horizon than conventional vertical drilling techniques and may, depending on the horizon, result in increased production rates and greater ultimate recoveries of hydrocarbons.

Net acres or wells . Refers to gross the sum of fractional ownership working interest in gross acres or wells.

Net production . Oil and gas production that is owned by the Company, less royalties and production due others.

NYMEX . New York Mercantile Exchange, the exchange on which commodities, including crude oil and natural gas futures contracts, are traded.

Oil . Crude oil or condensate.

Operator . The individual or company responsible for the exploration, development and production of an oil or gas well or lease.

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

Proved reserves . Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. (i) The area of the reservoir considered as proved includes: (A) The area identified by drilling and limited by fluid contacts, if any, and (B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data. (ii) In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty. (iii) Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty. (iv) Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when: (A) Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (B) The project has been approved for development by all necessary parties and entities, including government entities.

Proved undeveloped reserves (PUD) . Undeveloped oil and gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. (i) Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic productibility at greater distances. (ii) Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances, justify a longer time. (iii) Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

Royalty . An interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

SEC . The United States Securities and Exchange Commission.

Standardized measure of discounted future net cash flows . Present value of proved reserves, as adjusted to give effect to (i) estimated future abandonment costs, net of the estimated salvage value of related equipment, and (ii) estimated future income taxes.

Undeveloped acreage . Leased acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or gas, regardless of whether such acreage contains proved reserves.

Working interest . An interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest is entitled will be smaller than the share of costs that the working interest owner is required to bear to the extent of any royalty burden.

Workover . Operations on a producing well to restore or increase production.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDWARD J. MUNDEN

By:	/s/ EDWARD J. MUNDEN

Edward J. Munden, its President, Chief Executive Officer and Chief Financial Officer
Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.