Form 10-Q
period 2012-03-31
Topaz Resources, Inc.
filed 2012-05-21
CIK 1459764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 518,175,000 shares of the Registrant's $0.0001 par value common stock outstanding as of May 15, 2012.

TOPAZ RESOURCES, INC.

INDEX

PART I - FINANCIAL INFORMATION

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK

17

ITEM 4T. CONTROLS AND PROCEDURES

18

PART II - OTHER INFORMATION

19

ITEM 1. LEGAL PROCEEDINGS

19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

19

ITEM 3. DEFAULT UPON SENIOR SECURITIES

19

ITEM 4. MINE SAFETY DISCLOSURES

19

ITEM 5. OTHER INFORMATION

19

ITEM 6. EXHIBITS

19

SIGNATURES

20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOPAZ RESOURCES, INC.
(Formerly Kids Germ Defense Corp.)
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$38,532	$28,131
Other receivables	12,198	23,329
Total Current Assets	50,730	51,460

PROPERTY
Deposit on investment in unevaluated oil and natural gas properties	660,908	660,908
Investment in evaluated oil and natural gas properties	114,371	118,922
Total Property	775,279	779,830

TOTAL ASSETS	$826,009	$831,290

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$22,464	$38,052
Accounts payable, related party	21,234	21,234
Accrued interest	9,335	6,935
Note payable - Related Party	275,000	275,000
Total Current Liabilities	328,033	341,221

STOCKHOLDERS' EQUITY
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 700,000,000 shares authorized; 518,175,000 and 518,175,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	51,818	51,818
Common stock payable	157,500	157,500
Additional paid-in capital	514,689	514,689
Accumulated deficit during development stage	(226,031)	(233,938)
Total Stockholders' Equity	497,976	490,069

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$826,009	$831,290

The accompanying notes are an integral part of these financial statements.

TOPAZ RESOURCES, INC.
(Formerly Kids Germ Defense Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From January 16, 2009 (Inception) to March 31, 2012
	Three Months Ended
	March 31,	March 31,
	2012	2011
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$25,383	$-	$174,180

OPERATING EXPENSES
Professional fees expense	8,500	17,383	153,335
Depletion expense	4,551	-	16,131
Impairment of oil and gas properties	-	-	205,116
General and administrative expenses	15,525	11,588	142,111
TOTAL OPERATING EXPENSES	28,576	28,971	516,693

INCOME (LOSS) FROM OPERATIONS	(3,193)	(28,971)	(342,513)

OTHER INCOME (EXPENSE)
Gain on extinguishment of liability	13,500	-	141,197
Interest expense	(2,400)	(3,896)	(28,242)
Interest income	-	-	3,527
	11,100	(3,896)	116,482
INCOME (LOSS) BEFORE TAXES	7,907	(32,867)	(226,031)

INCOME TAX EXPENSE	-	-	-
NET INCOME (LOSS)	$7,907	$(32,867)	$(226,031)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	518,175,000	513,744,444

The accompanying notes are an integral part of these financial statements.

TOPAZ RESOURCES, INC.
(Formerly Kids Germ Defense Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three Months Ended		From January 16, 2009 (Inception) to March 31, 2012
	March 31,	March 31,
	2012	2011
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$7,907	$(32,867)	$(226,031)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization of discount on notes payable	-	248	1,520
Depletion	4,551	-	11,580
Impairment of oil and gas properties	-	-	205,116
Gain on forgiveness of debt	(13,500)	-	(141,197)
Stock issued for expenses	-	-	17,280
Contribution from shareholder	-	-	38,207
Increase in other receivables and other current assets	11,131	(1,661)	(12,198)
Increase (decrease) in:
Accounts payable and accrued expenses	(2,088)	12,523	19,657
Accrued interest	2,400	2,848	22,032
Net cash provided (used) by operating activities	10,401	(18,909)	(64,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of oil and gas properties	-	(378,356)	(144,025)
Deposit on oil and gas properties	-	800	(789,318)
Proceeds from sale of oil and gas properties	-	-	403,409
Net cash provided (used) by investing activities	-	(377,556)	(529,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from stockholder	-	-	18,000
Repayment of advances from stockholder	-	-	(18,000)
Proceeds from issuance of notes payable	-	75,000	115,000
Deposit for sale of working interest		48,909
Increase in common stock payable	-	-	157,500
Proceeds from sale of common stock for cash	-	-	360,000
Net cash provided by financing activities	-	123,909	632,500

Net increase (decrease) in cash and cash equivalents	10,401	(272,556)	38,532

Cash, beginning of period	28,131	337,168	-
Cash, end of period	$38,532	$64,612	$38,532

The accompanying notes are an integral part of these financial statements.

TOPAZ RESOURCES, INC.
(Formerly Kids Germ Defense Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three Months Ended		From January 16, 2009 (Inception) to March 31, 2012
	March 31,	March 31,
	2012	2011
	(unaudited)	(unaudited)	(unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON-CASH FINANCING AND INVESTING ACTIVITIES
Issuance of common stock for acquisition of oil and gas properties	$-	$149,500	$149,500
Acquisition of oil and gas investments for accounts payable	$-	$37,541	$37,541
Forgiveness of notes payable and accrued interest	$-	$-	127,697
Forgiveness of a liability	$13,500	$-	$13,500

The accompanying notes are an integral part of these financial statements.

TOPAZ RESOURCES, INC.

(FORMERLY KIDS GERM DEFENSE CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

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

Effective April 16, 2010, the Company changed its name from Kids Germ Defense Corp. to Topaz Resources, Inc.

On April 16, 2010 the Company commenced oil and gas exploration activities. As of March 31, 2012, the Company has not achieved its planned principal operations from its oil and gas operations. Accordingly, the Company's activities are considered to be those of a "Development Stage Enterprise". Among the disclosures required, are that the Company's financial statements be identified as those of a development stage enterprise. In addition, the statements of operations, stockholders equity (deficit) and cash flows are required to disclose all activity since the Company's date of inception. The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company achieves planned principle operations.

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

Capitalized costs of development oil and natural gas properties may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proven reserves plus the lower of cost or fair value of unproven properties. Should capitalized costs exceed this ceiling, impairment is recognized.

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

THREE MONTHS ENDED MARCH 31, 2012

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

CONCENTRATIONS OF CREDIT RISK AND ALLOWANCE

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 in 2011. The Company has not experienced any losses in such accounts.

USE OF ESTIMATES

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2012 and 2011 and the Period January 16, 2009 (Date of Inception) through March 31, 2012, (b) the financial position at March 31, 2012 and December 31, 2011, and (c) cash flows for the periods ended March 31, 2012 and 2011, and the Period January 16, 2009 (Date of Inception) through March 31, 2012, have been made.

The unaudited condensed financial statements and notes are presented in accordance with SEC Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying condensed financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of those to be expected for the entire year.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid instruments with a maturity of three months or less to be cash equivalents. The Company had $38,532 in cash and cash equivalents at March 31, 2012.

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

THREE MONTHS ENDED MARCH 31, 2012

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

ADVERTISING

The Company expenses advertising costs as incurred. There were no advertising costs incurred during the fiscal quarter ending March 31, 2012.

TOPAZ RESOURCES, INC.

(FORMERLY KIDS GERM DEFENSE CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has evaluated all accounting pronouncements through the issuance of these financial statements and there were no new accounting pronouncements that had a significant impact on the Company's operating results, financial position or financial statements.

NOTE 2 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2012 and since inception through March 31, 2012, the Company has had a net income of $7,907 and net losses of $226,031, respectively. As of March 31, 2012, the Company has not emerged from the development stage.  In view of these matters, there is substantial doubt that the Company will continue as a going concern and will be dependent upon the Company's ability to begin operations and achieve a level of profitability.

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

NOTE 3 - INVESTMENT IN OIL AND NATURAL GAS PROPERTIES

The amounts capitalized as oil and natural gas properties were incurred for the purchase, exploration and ongoing development of properties.

	Acquisition Costs	Evaluation Costs	Total
Balance at December 31, 2011	99,500	19,422	118,922
Costs incurred on purchase, exploratory and development activities during the year ended March 31, 2012
Depletion	(4,551)		(4,551)
Impairment of oil and natural gas properties during the three months ended March 31, 2012
Balance at March 31, 2012	$94,949	$19,422	$114,371

The Company has a single producing natural gas well in Denton County, TX that has demonstrated sufficient production history to be considered a proved developed producing (“PDP”) property. We do not have an independent engineering reserve study report but based on internal Company estimates utilizing methods consistent with Securities and Exchange Regulation S-X Rule 4-10 we have assigned PDP reserves to this well. Reserve estimates and production rate projections are based on the established performance of the well and on an extrapolation of established performance trends in the area.  During the three months ended March 31, 2012 this well produced an estimated 15,608 net thousand cubic feet of natural gas to the Company’s ownership interest.

Pursuant to Securities and Exchange Regulation S-X Rule 4-10, the Company’s accounting policy is to follow the “full cost” accounting method, including depletion under the unit of production method. The Company has calculated a depletion expense for the three months ended March 31, 2012 and 2011 of $4,551 and $0, respectively.

TOPAZ RESOURCES, INC.

(FORMERLY KIDS GERM DEFENSE CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

Properties which are not being amortized are assessed quarterly, on a field-by-field and a project-by-project basis, to determine whether they are recorded at the lower of cost or fair market value. During the three months ended March 31, 2012, the Company did not recognize any impairment costs.

NOTE 4 - DEPOSIT ON OIL AND NATURAL GAS PROPERTIES

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

March 31, 2012
Beginning balance	$660,908
Lease acquisition costs	—
Exploratory well drilling costs (reclassification)	—
Less proceeds from sale of working interests	—
$660,908

NOTE 5 - RELATED PARTY TRANSACTIONS

On October 23, 2010 the Company entered into an agreement to acquire from Dark Horse Operating Co., L.L.C. (DHOC"), an affiliate of the Company, its interest in 766,562 net acres in north central Texas. In consideration of this the Company agreed to pay $275,000, committed to issue 3,000,000 shares of its Common Stock, which is recorded as common stock payable of $157,500 in the accompanying balance sheet and assumed liabilities of $21,234. The property was assigned by Dark Horse Operating Co., L.L.C. to the Company on April 13, 2011.  As of March 31, 2012, the Company has not paid the cash consideration of $275,000 and has not issued the 3,000,000 shares to DHOC.

DHOC is an affiliate of the Company because two of the officers, one of whom is also a director of the Company, own DHOC. The Company has adopted a policy that requires that the two officers not participate in discussions or votes regarding matters involving DHOC.

NOTE 6-- DEPOSIT

The Company agreed to sell a working interest in an oil and natural gas well at such time as the Company had acquired and completed that well for production of oil and natural gas. The Company received a $300,000 deposit towards the costs to acquire and complete the well.  The transactions to acquire the well closed in January and February 2011 and the work to complete the well began in May and finished in July 2011.  As of March 31, 2012 the deposit amount has been netted against the Company’s investment in this well.

NOTE 7 - STOCKHOLDER'S EQUITY

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

THREE MONTHS ENDED MARCH 31, 2012

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

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 31, 2011	180,000,000	$0.0833	$0.0833
Warrants granted	—	$—	$—
Warrants cancelled or expired	—	$—	$—

Outstanding at March 31, 2012	180,000,000	$0.0833	$0.0833

Effective December 21, 2010 and in connection with the issuance of a secured note payable, the Company issued the lender 80,000 shares of common stock at the fair market value of $0.019 or $1,520.

NOTE 8 - INCOME TAXES

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the provision for income taxes on continuing tax benefits. There are no unrecognized tax benefits that if recognized would affect the tax rate. There were no interest or penalties recognized as of the date of adoption or for the three months ended March 31, 2012. The Company files tax returns in the U.S. and states in which it has operations and is subject to taxation. Each of the Company's tax years from 2009 remains open to examination by taxing authorities.

The Company's effective tax rate for continuing operations for the three months ended March 31, 2012 and 2011 was approximately 0% and 0%, respectively because the Company had minimal taxable income in 2012 and no taxable income in 2011.

TOPAZ RESOURCES, INC.

(FORMERLY KIDS GERM DEFENSE CORP.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

	March 31, 2012	March 31, 2011
Income (loss)	$ 7,907	$ (32,867)
Deferred Tax Asset (30%)	$ (2,372)	$ 9,860
Impairment of Deferred Tax Asset	$ 2,372	$ (9,860)
Net Deferred Tax Asset	$ 0	$ 0

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

NOTE 10—MINORITY INTEREST IN THE WHOLLY OWNED SUBSIDIARY, MASCH BRANCH

In 2011, $127,697 of principal and the related accrued interest was converted into equity units of Masch Branch (designated as “Subsequent Member” units) which had been wholly owned by us. This resulted in a total of 2,118,790 units outstanding, of which the Company holds 2,000,000 units.

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

NOTE 11 - GAIN ON EXTINGUISHMENT OF LIABILITY

During the three months ended March 31, 2012, the Company obtained a release from payment for a liability incurred in earlier years and therefore recorded a gain on the settlement of $13,500.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the date the Financial Statements were issued through the date of this filing and has determined that there are no items to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT ON FORM 10-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 16, 2012.

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

Topaz is currently focused on obtaining the appropriate financing to allow the Company to execute its strategy.  Our short and longer-term success depends on our ability to obtain this financing.  In addition our success depends on, among many other factors, the acquisition and drilling of commercial grade oil and gas properties and on the prevailing sales prices for oil and natural gas along with associated operating expenses. The volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition.

Our operations are focused on identifying and evaluating prospective oil and gas properties and funding projects that we believe have the potential to produce oil or gas in commercial quantities. We currently have projects and properties in Montague, Denton and Wichita Counties in Texas.

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE SAME PERIOD ENDED MARCH 31, 2011

The following table presents a summary of our results of operations.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2012	2011
	(unaudited)	(unaudited)
Revenues	$25,383	$-
Professional fees expense	8,500	17,383
Impairment of oil and gas properties	-	-
Depletion expenses	4,551	-
General and administrative expenses	15,525	11,588
Interest expense	2,400	3,896
Gain on extinguishment of liability	(13,500)	-
NET INCOME (LOSS)	7,907	(32,867)

REVENUES

The revenues of $25,383 are the result of a rework of an existing well which resulted in the production and sale of natural gas in the amount of an estimated 15,623 net thousand cubic feet of natural gas during the three months ended March 31, 2012.

PROFESSIONAL FEES

The professional fees of $8,500 incurred during the three months ended March 31, 2012 were a decrease of $8,883 from $17,383 for the three months ended March 31, 2011.  The decrease was primarily the result of a decrease in engineering fees in 2012.

DEPLETION EXPENSE

Depletion expense increased by $4,551 during the three months ended March 31, 2012 as compared to $0 for the three months ended March 31, 2011. The increase is due to the Company having a well that has proven reserves and the related acquisition costs are being depleted based on the unit of production.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company incurred $15,525 in general and administrative expenses during the three months ended March 31, 2012 as compared to $11,588 for the three months ended March 31, 2011. The increase of $3,937 was primarily the result of an increase in costs associated with operations, such as utilities.

INTEREST EXPENSE

The Company incurred $2,400 in interest expense for the three months ended March 31, 2012 as compared to $3,896 for the three months ended March 31, 2011.  The decrease in interest expense is due to a reduction in the outstanding notes payable for the three months ended March 31, 2012.

GAIN ON EXTINGUISHMENT OF LIABILITY

During 2012, the Company was able to obtain a release from payment for a liability incurred in earlier years and therefore recorded a gain on the settlement.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

	March 31, 2012	December 31, 2011
Current assets	$50,730	$51,460
Current liabilities	328,033	341,221
Working capital (deficit)	(277,303)	(289,761)

The Company had $38,532 in cash at March 31, 2012.

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

CASH FLOWS

CASH FLOW USED IN OPERATING ACTIVITIES

The Company provided $10,401 in operating activities during the three months ended March 31, 2012. This is the result of a decrease in other receivables of $15,610 coupled with net income of $7,907.

CASH FLOW PROVIDED BY INVESTING ACTIVITIES

As of March 31, 2012 the Company has no investing activities.

CASH FLOW PROVIDED BY FINANCING ACTIVITIES

As of March 31, 2012 the Company has no financing activities.

CAPITAL EXPENDITURES

As of March 31, 2012 the Company has no capital spending commitments.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company's internal control over financial reporting occurred during the three months ended March 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company does not have any other material information to report with respect to the three months ended March 31, 2012.

ITEM 6. EXHIBITS

31.1	Certification of President, Chief Executive Officer and Principal Executive Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer and Principal Financial Officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President, Chief Executive Officer and Principal Executive Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer and Principal Financial Officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPAZ RESOURCES, INC. (Registrant)

/s/ EDWARD J MUNDEN	Dated:	May 17, 2012
Edward J. Munden
President and Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)